Form 10-Q
period 1996-03-31
ATEL CASH DISTRIBUTION FUND V L P
filed 1996-05-14
CIK 892875

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                    For the quarterly period ended March 31, 1996

           |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                    For the transition period from _______ to _______

                        Commission File Number 000-23842

                       ATEL Cash Distribution Fund V, L.P.
             (Exact name of registrant as specified in its charter)

California                                                        94-3165807
(State or other jurisdiction of                              (I. R. S. Employer
incorporation or organization)                               Identification No.)

           235 Pine Street, 6th Floor, San Francisco, California 94104
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (415) 989-8800



Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

Report on Form 8-K dated March 29, 1996, filed April 12, 1996 (Commission File No. 000-23842) is hereby incorporated by reference into Part II hereof.

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                 BALANCE SHEETS

                      MARCH 31, 1996 AND DECEMBER 31, 1995
                                   (Unaudited)


                                     ASSETS

                                                     1996              1995
                                                     ----              ----
Cash and cash equivalents                            $782,431        $2,401,318

Accounts receivable                                 2,056,254         2,377,496

Other assets                                           10,000            10,000

Investments in leases                             144,128,475       131,686,535
                                             ----------------- -----------------
Total assets                                     $146,977,160      $136,475,349
                                             ================= =================


                                               LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                 $32,890,429       $19,129,298
Line of credit                                     27,203,642        26,292,088
Accounts payable:
   Equipment purchases                                560,550            14,097
   General Partner                                    342,916         1,026,433
   Other                                              251,269           814,853
Accrued interest expense                              150,013           381,631
Deposits due to lessees                               124,235           627,508
Unearned operating lease income                       699,504           817,306
                                             ----------------- -----------------
Total liabilities                                  62,222,558        49,103,214
Partners' capital:
     General Partner                                   30,036            22,568
     Limited Partners                              84,724,566        87,349,567
                                             ----------------- -----------------
Total partners' capital                            84,754,602        87,372,135
                                             ----------------- -----------------
Total liabilities and partners' capital          $146,977,160      $136,475,349
                                             ================= =================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                INCOME STATEMENTS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 1996 AND 1995
                                   (Unaudited)

Revenues:                                           1996              1995
                                                    ----              ----
   Leasing activities:
      Operating leases                             $5,048,533        $4,695,880
      Direct financing leases                         812,981           269,838
      Leveraged leases                                 42,620            88,677
      Gain on sales of assets                         138,045           333,998
Interest income                                        14,546            22,339
Other                                                  13,263             2,735
                                             ----------------- -----------------
                                                    6,069,988         5,413,467
Expenses:
Depreciation and amortization                       3,860,496         3,661,436
Interest expense                                      844,556           146,033
Equipment and incentive management fees to
   General Partner                                    412,874           476,211
Administrative cost reimbursements to General
   Partner                                             74,542           105,613
Provision for losses                                   60,700            54,135
Professional fees                                      38,403            40,457
Other                                                  31,599            32,479
                                             ----------------- -----------------
                                                    5,323,170         4,516,364
                                             ----------------- -----------------
Net income                                           $746,818          $897,103
                                             ================= =================

Net income:
   General Partner                                     $7,468            $8,971
   Limited Partners                                   739,350           888,132
                                             ----------------- -----------------
                                                     $746,818          $897,103
                                             ================= =================

Net income per Limited Partnership Unit                 $0.06             $0.07
Weighted average number of Units outstanding       12,500,050        12,500,050

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                               THREE MONTH PERIOD
                              ENDED MARCH 31, 1996
                                   (Unaudited)

                                            Limited Partners               General
                                         Units            Amount           Partner            Total

Balance December 31, 1995               12,500,050      $87,349,567           $22,568       $87,372,135
Distributions to limited partners                        (3,364,351)                         (3,364,351)
Net income                                                  739,350             7,468           746,818
                                  ----------------- ---------------- ----------------- -----------------
Balance March 31, 1996                  12,500,050      $84,724,566           $30,036       $84,754,602
                                  ================= ================ ================= =================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                            STATEMENTS OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 1996 AND 1995


Operating activities:                               1996              1995
                                                    ----              ----
Net income                                           $746,818          $897,103
Adjustment to reconcile net income to cash
  provided by operating activities:
   Depreciation and amortization                    3,860,496         3,661,436
   Gain on sales of lease assets                     (138,045)         (333,998)
   Provision for losses                                60,700            54,135
   Changes in operating assets and liabilities:
      Accounts receivable                             321,242          (483,923)
      Accounts payable, General Partner              (683,517)         (758,399)
      Accounts payable, other                        (563,584)           21,527
      Deposits due to lessees                        (503,273)             (217)
      Accrued interest expense                       (231,618)           15,826
      Unearned operating lease income                (117,802)           (5,046)
                                             ----------------- -----------------
Net cash provided by operations                     2,751,417         3,068,444
                                             ----------------- -----------------

Investing activities:
Purchases of equipment on operating leases        (16,179,635)       (4,349,820)
Reduction of net investment in direct
   financing leases                                   270,474           127,910
Proceeds from sales of lease assets                   225,764         1,206,823
Reduction of net investment in leveraged
   leases                                             127,314            21,739
Initial direct costs paid to General Partner         (122,554)         (159,752)
Purchases of equipment on direct financing
   leases                                                   -          (173,585)
                                             ----------------- -----------------
Net cash used in investing activities             (15,678,637)       (3,326,685)
                                             ----------------- -----------------
Financing activities:
Borrowings under line of credit                    18,096,000                 -
Repayments of borrowings under line of credit     (17,184,447)                -
Proceeds of non-recourse debt                      17,968,167                 -
Repayments of non-recourse debt                    (4,207,036)         (226,492)
Distributions to Limited Partners                  (3,364,351)       (3,258,075)
Payment of syndication costs to General
   Partner                                                  -           (82,579)
                                             ----------------- -----------------
Net cash (used in) provided by financing
   activities                                      11,308,333        (3,567,146)
                                             ----------------- -----------------

Net (decrease) increase in cash and
   cash equivalents                                (1,618,887)       (3,825,387)

Cash and cash equivalents at beginning
   of period                                        2,401,318         5,956,752
                                             ----------------- -----------------
Cash and cash equivalents at end of period           $782,431        $2,131,365
                                             ================= =================
Supplemental disclosures of cash flow information:

Cash paid during the period for interest           $1,076,174          $130,207
                                             ================= =================
Supplemental schedule of non-cash transactions:

Operating lease assets reclassified to
   direct financing lease assets                   $2,025,000           $69,388
                                             ================= =================
Operating lease assets reclassified
   to assets held or sale or lease                     $5,916
                                             =================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996
                                   (Unaudited)


1.  Summary of significant accounting policies:

Interim financial statements:

The unaudited interim financial statements reflect all adjustments which are, in the opinion of the general partners, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the most recent report on Form 10K.


2.  Organization and partnership matters:

ATEL Cash Distribution Fund V, L.P. (the Partnership), was formed under the laws of the State of California on September 23, 1992, for the purpose of acquiring equipment to engage in equipment leasing and sales activities. Contributions in the aggregate of $600 were received as of October 6, 1992, $100 of which represented the General Partner's continuing interest, and $500 of which represented the Initial Limited Partners' capital investment.

Upon the sale of the minimum amount of Units of Limited Partnership interest (Units) of $1,200,000 and the receipt of the proceeds thereof on March 19, 1993, the Partnership commenced operations. The Partnership or the General Partner on behalf of the Partnership, will incur costs in connection with the organization, registration and issuance of the Units. The amount of such costs to be born by the Partnership is limited by certain provisions in the Partnership Agreement.

As of November 15, 1994, the Partnership had received subscriptions for 12,500,000 Limited Partnership Units ($125,000,000) in addition to the Initial Limited Partners' 50 Units. All of those Units were issued and outstanding as of March 31, 1996.

The Partnership does not make a provision for income taxes since all income and losses will be allocated to the Partners for inclusion in their individual tax returns.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996
                                   (Unaudited)


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                              Depreciation
                                           Balance                             Expense or        Reclassi-          Balance
                                        December 31,                          Amortization      fications or       March 31,
                                            1995              Additions         of Leases       Dispositions          1996
                                            ----              ---------         ---------     ---------------         ----
Net investment in operating
   leases                                    $90,328,014        $16,726,088      ($3,571,560)      ($2,118,635)     $101,363,907
Net investment in direct
   financing leases                           32,688,774                  -         (270,474)        2,025,000        34,443,300
Net investment in leveraged
   leases                                      4,854,410                  -         (127,314)                -         4,727,096
Residual value interests                         835,760                  -                -                 -           835,760
Assets held for sale or lease                          -                  -                -             5,916             5,916
Reserve for losses                            (1,021,171)                 -          (60,700)                -        (1,081,871)
Initial direct costs, net of
   accumulated amortization of
   $1,497,737 in 1995 and $1,661,666
   in 1996                                     4,000,748            122,554         (288,935)                -         3,834,367
                                     ====================  ================= ================ ================= =================
                                            $131,686,535        $16,848,642      ($4,318,983)         ($87,719)     $144,128,475
                                     ====================  ================= ================ ================= =================

Property on operating leases consists of the following:

                                    Balance                1st Quarter                   Balance
                                  December 31,                    Reclassifications      March 31,
                                      1995         Acquisitions    & Dispositions          1996
                                      ----         ------------    --------------          ----
Transportation                      $34,422,258      $15,656,550       ($2,910,436)      $47,168,372
Construction                         24,075,113                -                 -        24,075,113
Mining                               15,164,692                -                 -        15,164,692
Materials handling                   17,778,985          243,659                 -        18,022,644
Furniture and fixtures               10,475,743                -                 -        10,475,743
Printing                              2,325,000                -                 -         2,325,000
Food processing                       1,826,162                -                 -         1,826,162
Manufacturing                         2,834,155          294,000                 -         3,128,155
Office automation                     2,076,126          531,879                 -         2,608,005
Other                                   353,612                -                 -           353,612
                               ----------------- ---------------- ----------------- -----------------
                                    111,331,846       16,726,088        (2,910,436)      125,147,498
Less accumulated depreciation       (21,003,832)      (3,571,560)          791,801       (23,783,591)
                               ----------------- ---------------- ----------------- -----------------
                                    $90,328,014      $13,154,528       ($2,118,635)     $101,363,907
                               ================= ================ ================= =================

All of the property on leases was acquired in 1993, 1994, 1995 and 1996.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996
                                   (Unaudited)


3.  Investment in leases (continued):

At March 31, 1996, the aggregate amounts of future minimum lease payments are as follows:

                                                    Direct
            Year ending          Operating         Financing
            December 31,           Leases            Leases            Total
                  1996           $15,487,296       $5,548,224       $21,035,520
                  1997            17,072,146        6,867,303        23,939,449
                  1998            13,069,319        5,320,024        18,389,343
                  1999             8,446,212        4,742,621        13,188,833
                  2000             5,448,694        3,437,422         8,886,116
            Thereafter            12,722,848       11,943,790        24,666,638
                            ----------------- ---------------- -----------------
                                 $72,246,515      $37,859,384      $110,105,899
                            ================= ================ =================


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 6.5% to 10.53%.


Future minimum principal payments of non-recourse debt are as follows:

          Year ending
          December 31,          Principal         Interest           Total
                 1996             $3,887,017       $1,634,578        $5,521,595
                 1997              5,490,085        1,972,239         7,462,324
                 1998              5,817,643        1,549,647         7,367,290
                 1999              3,714,965        1,175,427         4,890,392
                 2000              2,523,026          917,342         3,440,368
           Thereafter             11,457,693        5,240,644        16,698,337
                            ----------------- ---------------- -----------------
                                 $32,890,429      $12,489,877       $45,380,306
                            ================= ================ =================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996
                                   (Unaudited)


5.  Related party transactions:

The terms of the Limited Partnership  Agreement provide that the General Partner
and/or   Affiliates   are  entitled  to  receive   certain  fees  for  equipment
acquisition, management and resale and for management of the Partnership.

The Limited Partnership Agreement allows for the reimbursement of costs incurred by the General Partner in providing administrative services to the Partnership. Administrative services provided include Partnership accounting, investor relations, legal counsel and lease and equipment documentation. The General Partner is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services, such as acquisition and management of equipment. Reimbursable costs incurred by the General Partner are allocated to the Partnership based upon actual time incurred by employees working on Partnership business and an allocation of rent and other costs based on utilization studies.

Substantially all employees of the General Partner record time incurred in performing administrative services on behalf of all of the Partnerships serviced by the General Partner. The General Partner believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Partnership or (ii) the amount the Partnership would be required to pay independent parties for comparable administrative services in the same geographic location and are reimbursable in accordance with the Limited Partnership Agreement.

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement as follows:


                                                     1996              1995
                                                     ----              ----
Reimbursement of other syndication costs                                $82,579

Acquisition  fees equal to 3.5% of the
equipment  purchase price, for evaluating
and selecting equipment to be acquired (not
to exceed approximately 4.75% ofGross
Proceeds, included in property on operating
leases)                                              $122,554           159,752

Incentive  management  fees  (computed  as
5% of  distributions  of  cash  from
operations,  as defined in the  Limited
Partnership  Agreement)  and  equipment
management  fees  (computed as 5% of gross
revenues from  operating  leases,  as
defined in the Limited Partnership Agreement
plus 2% of gross revenues from full payout
leases, as defined in the Limited Partnership
Agreement).                                           412,874           476,211

Administrative costs reimbursed to
   General Partner                                     74,542           105,613
                                             ----------------- -----------------
                                                     $609,970          $824,155
                                             ================= =================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996
                                   (Unaudited)


6. Partner's capital:

As of March 31, 1995, 12,500,000 Units of Limited Partnership (Units) interest were issued and outstanding (in addition to the 50 Units issued to the initial Limited Partners). The Partnership is authorized to issue up to 12,500,000 Units in addition to those issued to the initial Limited Partners.

The Partnership's Net Profits, Net Losses and Tax Credits are to be allocated 99% to the Limited Partners and 1% to the General Partner.

As more fully described in the Partnership Agreement, available Cash from Operations and Cash from Sales or Refinancing shall be distributed as follows:

     First, 5% of Distributions of Cash from Operations to the General Partner as Incentive Management Fees.

     Second, the balance to the Limited Partners until the Limited Partners have received aggregate Distributions, as defined, in an amount equal to their Original Invested Capital, as defined, plus a 10% per annum cumulative (compounded daily) return on their Adjusted Invested Capital, as defined.

     Third, the General Partner will receive as Incentive Management Fees, the following:

           (A) 10% of remaining  Cash from  Operations,  as defined,
           (B) 15% of remaining Cash from Sales or Refinancing, as defined.

     Fourth, the balance to the Limited Partners.


7.  Line of credit:

The Partnership participates with ATEL and certain of its Affiliates in a $70,000,000 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on January 31, 1997.

The current line of credit, when used, is collateralized by (i) specific lease assets assigned or (ii) all lease receivables and other lease related proceeds owned by the Partnership, all equipment subject to leases and related insurance policies and maintenance contracts owned by the Partnership and all deposit accounts with the lender and all cash on deposit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

In 1996, the Partnership's primary sources of liquidity were borrowings under the line of credit, proceeds of non-recourse debt and rents from operating leases. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases and proceeds from asset sales exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases and proceeds from sales of assets.

As another source of liquidity, the Partnership has contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire the Partnership will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on the General Partner's success in re-leasing or selling the equipment as it comes off lease.

The  Partnership  participates  with the  General  Partner  and  certain  of its
affiliates  in  a  $70,000,000   revolving  line  of  credit  with  a  financial
institution. The line of credit expires on January 31, 1997.

The current line of credit, when used, is collateralized by (i) specific lease assets assigned or (ii) all lease receivables and other lease related proceeds owned by the Partnership, all equipment subject to leases and related insurance policies and maintenance contracts owned by the Partnership and all deposit accounts with the lender and all cash on deposit.

The Partnership anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to the General Partner and providing for cash distributions to the Limited Partners.

The Partnership currently has available adequate reserves to meet contingencies, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The General Partner envisions no such requirements for operating purposes, nor have they explored with lenders the possibility of obtaining loans. There can be no assurance as to the terms of any such financing or that the Partnership will be able to obtain such loans.

As of March 31, 1996, the Partnership had borrowed $36,697,642 on a non-recourse basis with remaining unpaid balances of $32,890,429. Borrowings are to be generally non-recourse to the Partnership, that is, the only recourse of the lender upon a default by the lessee on the underlying lease will be to the equipment or corresponding lease acquired with the loan proceeds. As of that date, the Partnership also had outstanding balances of $27,203,642 on its line of credit. The General Partner expects that aggregate borrowings in the future will not exceed 40% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. Such commitments totaled approximately $21,615,000 as of May 1, 1996.


If inflation in the general economy becomes significant, it may affect the Partnership inasmuch as the residual (resale) values and rates on re-leases of the Partnership's leased assets may increase as the costs of similar assets increase. However, the Partnership's revenues from existing leases would not increase, as such rates are generally fixed for the terms of the leases without adjustment for inflation.

If interest rates increase significantly, the lease rates that the Partnership can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.

                 1996 vs. 1995:

In both 1995 and 1996, the Partnership's primary operating source of cash was revenues from operating leases. Operating lease revenues have increased from $4,695,880 in 1995 to $5,048,533 in 1996 as a result of acquisitions of assets on operating leases since March 1995. At cost, the Partnership's investment in such assets has increased from $94,245,852 in 1995 to $125,147,498 in 1996.

In 1996, the Partnership's primary sources of cash from investing activities were rents on direct financing and leveraged leases (accounted for as reductions in the net investment in such leases) and proceeds from the sales of lease assets. Cash was used in investing activities for the purchase of operating lease assets and to pay related acquisition fees to the General Partner. In 1995, the largest such source of cash was the proceeds from the sales of lease assets. The most significant of these was the sale of a helicopter that had been leased to Mobil Administrative Services. There were no similar large equipment sales in the first quarter of 1996. Cash flows from direct financing and leveraged leases increased from 1995 due to acquisitions of direct finance and leveraged lease assets over the prior twelve months.

In 1996, the Partnership's primary sources of cash from financing activities were non-recourse debt proceeds and borrowings under the line of credit. The largest uses of this cash were repayments of borrowings under the line of credit and for the purchase of operating lease assets as noted above. In 1995, there were no financing sources of cash.


Results of operations

                 1996 vs. 1995:

Operations resulted in net income of $746,818 in 1996 compared to $897,103 in 1995. The Partnership's primary source of revenues is from operating leases. This is expected to remain true in future periods although the amounts are expected to increase as a result of equipment acquisitions. Depreciation expense is the single largest expense of the Partnership and is expected to remain so in future periods and is expected to increase as more operating lease assets are acquired. Operating lease revenues and depreciation expense have both increased as a result of the acquisition of additional operating lease assets over the previous twelve months. Equipment management fees are based on the Partnership's rental revenues and are expected to increase in relation to expected increases in the Partnership's revenues from leases. Incentive management fees are based on the levels of distributions to limited partners. Interest expense is expected to increase significantly in future periods as additional transactions are financed with non-recourse debt and borrowings under the line of credit.

In January 1996, Barney's, Inc. (Barney's), one of the Partnership's lessees, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Partnership's lease transaction has been financed primarily with non-recourse debt. In addition, the Partnership holds certain deposits which may accrue to it in the event of a default. As of December 31, 1995, the Partnership had established certain reserves with regard to this transaction. The bankruptcy proceedings are still in the preliminary stages and no additional information has become available that would require any changes to those reserves through the end of the first quarter of 1996.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         Inapplicable.

Item 2. Changes In Securities.

         Inapplicable.

Item 3. Defaults Upon Senior Securities.

         Inapplicable.

Item 4. Submission Of Matters To A Vote Of Security Holders.

         Inapplicable.

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

                  (a) Documents filed as a part of this report

                    1. Financial Statements

                       Included in Part I of this report:

                       Balance Sheets, March 31, 1996 and December 31, 1995.

                       Statement of changes in partners' capital for the three months ended March 31, 1996.

                       Statements of income for the three month periods ended March 31, 1996 and 1995.

                       Statements of cash flows for the three month periods ended March 31, 1996 and 1995.

                       Notes to the Financial Statements

                    2. Financial Statement Schedules

                       All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                  (b)  Report on Form 8-K

                       Report dated March 29, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:
May 10, 1995

                       ATEL CASH DISTRIBUTION FUND V, L.P.
                                  (Registrant)



              By: ATEL Financial Corporation
                  General Partner of Registrant




                   By:    /s/   A. J. BATT
                          A. J. Batt
                          President and Chief Executive Officer
                          of General Partner




                   By:    /s/  DEAN L. CASH
                          Dean L. Cash
                          Executive Vice President
                          of General Partner




              By:  /s/  F. RANDALL BIGONY
                   F. Randall Bigony
                   Principal financial officer
                   of registrant




              By:  /s/  DONALD E. CARPENTER
                   Donald E. Carpenter
                   Principal accounting
                   officer of registrant