Form 10-Q
period 1996-06-30
ATEL CASH DISTRIBUTION FUND V L P
filed 1996-08-14
CIK 892875

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                          |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1996

                          |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____ to _____

                         Commission File Number 0-23842

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

                                     Yes |X|
                                     No |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                 BALANCE SHEETS

                       JUNE 30, 1996 AND DECEMBER 31, 1995
                                   (Unaudited)


                                     ASSETS

                                                   1996              1995
                                                   ----              ----
Cash and cash equivalents                            $681,383        $2,401,318

Accounts receivable                                 3,333,108         2,377,496

Other assets                                           10,000            10,000

Investments in leases                             139,397,206       131,686,535
                                             ----------------- -----------------
                                                 $143,421,697      $136,475,349
                                             ================= =================




                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                 $40,203,229       $19,129,298

Line of credit                                     19,686,881        26,292,088

Accounts payable
     Equipment purchases                               17,350            14,097
     General partner                                  313,857         1,026,433
     Other                                            627,901           814,853

Accrued interest expense                              276,776           381,631

Deposits due to lessees                               124,235           627,508

Unearned lease income                                 681,688           817,306
                                             ----------------- -----------------
Total liabilities                                  61,931,917        49,103,214

Partners' capital:
     General partner                                   31,756            22,568
     Limited partners                              81,458,024        87,349,567
                                             ----------------- -----------------
Total partners' capital                            81,489,780        87,372,135
                                             ----------------- -----------------
Total liabilities and partners' capital          $143,421,697      $136,475,349
                                             ================= =================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                INCOME STATEMENTS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1996 AND 1995
                                   (Unaudited)

                                                                Six Months                          Three Months
                                                              Ended June 30,                       Ended June 30,
                                                              --------------                       --------------
                                                           1996             1995              1996              1995
                                                           ----             ----              ----              ----
Revenues:
Leasing activities:

   Operating lease revenues                               $10,361,774       $9,252,103        $5,313,241        $4,556,223
   Direct financing leases                                  1,557,439          534,240           744,458           264,402
   Leveraged leases                                            87,877           82,236            45,257            (6,441)
   Gain (loss) on sales of assets                             137,301          887,061              (744)          553,063
Interest income                                                21,955           65,501             7,409            43,162
Other                                                          16,030            3,403             2,767               668
                                                     ----------------- ---------------- ----------------- -----------------
                                                           12,182,376       10,824,544         6,112,388         5,411,077
Expenses:
Depreciation and amortization                               7,943,833        7,517,609         4,083,337         3,856,173
Interest                                                    1,924,366          287,553         1,079,810           141,520
Equipment and incentive management fees                       862,692          815,183           449,818           338,972
Administrative cost reimbursements                            201,113          246,389           126,571           140,776
Other                                                         125,702           86,953            94,103            54,474
Provision for losses                                          121,824          108,245            61,124            54,110
Professional fees                                              84,003           59,038            45,600            18,581
                                                     ----------------- ---------------- ----------------- -----------------
                                                           11,263,533        9,120,970         5,940,363         4,604,606
                                                     ----------------- ---------------- ----------------- -----------------
Net income                                                   $918,843       $1,703,574          $172,025          $806,471
                                                     ================= ================ ================= =================
Net income:
     General partner                                           $9,188          $17,036            $1,720            $8,065
     Limited partners                                         909,655        1,686,538           170,305           798,406
                                                     ================= ================ ================= =================
                                                             $918,843       $1,703,574          $172,025          $806,471
                                                     ================= ================ ================= =================
Weighted average number of units
   outstanding                                             12,498,425       12,499,300        12,498,300        12,498,550
Net income per limited partnership unit                         $0.07            $0.13             $0.01             $0.06



                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      SIX MONTH PERIOD ENDED JUNE 30, 1996
                                   (Unaudited)

                                                                      Limited Partners      General
                                                          Units            Amount           Partners           Total
Balance December 31, 1995                                  12,498,550      $87,349,567           $22,568       $87,372,135
Limited partner units repurchased                                (250)          (1,219)                -            (1,219)
Distributions to limited partners                                           (6,799,979)                -        (6,799,979)
Net income                                                                     909,655             9,188           918,843
                                                     ----------------- ---------------- ----------------- -----------------
Balance June 30, 1996                                      12,498,300      $81,458,024           $31,756       $81,489,780
                                                     ================= ================ ================= =================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                            STATEMENTS OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1996 AND 1995
                                   (Unaudited)


                                                                Six Months                         Three Months
                                                              Ended June 30,                      Ended June 30,
                                                           1996             1995              1996              1995

Operating activities:
Net income                                                   $918,843       $1,703,574          $172,025          $806,471
Adjustments to reconcile net income
   to net cash provided by operations
   Depreciation and amortization                            7,943,833        7,517,609         4,083,337         3,856,173
   Gain on sales of assets                                   (137,301)        (887,061)              744          (553,063)
   Provision for losses                                       121,824          108,245            61,124            54,110
Changes in operating assets and liabilities:
      Accounts receivable                                    (955,612)        (360,613)       (1,276,854)          123,310
      Accounts payable, general partner                      (712,576)        (999,223)          (29,059)         (240,824)
      Accounts payable, other                                (186,952)          47,023           376,632            25,496
      Accrued interest expense                               (104,855)          (5,497)          398,418           (21,323)
      Deposits due to lessees                                (503,273)            (217)         (271,655)                -
      Unearned lease income                                  (135,618)        (107,380)          (17,816)         (102,334)
                                                     ----------------- ---------------- ----------------- -----------------

Net cash provided by operating activities                   6,248,313        7,016,460         3,496,896         3,948,016
                                                     ----------------- ---------------- ----------------- -----------------

Investing activities:
Purchase of equipment on operating leases                 (17,083,662)      (4,555,992)         (904,027)         (206,172)
Purchase of equipment on direct financing
   leases                                                  (1,340,315)      (7,004,620)       (1,340,315)       (6,831,035)
Purchase of equipment on leveraged leases                           -                -                 -                 -
Proceeds from sales of assets                                 247,488        5,928,838            21,724         4,722,015
Reduction in net investment in direct
   financing leases                                         2,537,419        1,041,815         2,266,945           913,905
Reduction in net investment in leveraged
   leases                                                     141,317          316,406            14,003           294,667
Payments of initial direct costs to General
   Partner                                                   (138,021)        (389,228)          (15,467)         (229,476)
                                                     ----------------- ---------------- ----------------- -----------------
Net cash (used in) provided by investing

   activities                                             (15,635,774)      (4,662,781)           42,863        (1,336,096)
                                                     ----------------- ---------------- ----------------- -----------------

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1996 AND 1995
                                   (Unaudited)


                                                                Six Months                         Three Months
                                                              Ended June 30,                      Ended June 30,
                                                           1996             1995              1996              1995
Financing activities:
Borrowings on line of credit                               18,096,000                -                 -                 -
Repayment of line of credit                               (24,701,207)               -        (7,516,760)                -
Proceeds of non-recourse debt                              24,314,091        4,565,767         6,345,924         4,565,767
Repayment of non-recourse debt                             (3,240,160)        (419,356)          966,876          (192,864)
Limited partnership units repurchased                          (1,219)               -            (1,219)                -
Capital contributions rescinded                                     -          (15,000)                -           (15,000)
Payment of syndication costs to General
   Partner                                                          -          (86,844)                -            (4,265)
Distributions to limited partners                          (6,799,979)      (6,538,058)       (3,435,628)       (3,279,983)
                                                     ----------------- ---------------- ----------------- -----------------
Net cash from (used in) financing activities                7,667,526       (2,493,491)       (3,640,807)        1,073,655
                                                     ----------------- ---------------- ----------------- -----------------

Net (decrease) increase in cash and
   cash equivalents                                        (1,719,935)        (139,812)         (101,048)        3,685,575
Cash at beginning of period                                 2,401,318        5,956,752           782,431         2,131,365
                                                     ================= ================ ================= =================
Cash at end of period                                        $681,383       $5,816,940          $681,383        $5,816,940
                                                     ================= ================ ================= =================

Supplemental disclosure of cash flow
   information:
Cash paid during the period for interest                   $2,029,221         $293,050          $953,047          $162,843
                                                     ================= ================ ================= =================

Operating lease assets reclassified to direct
   financing lease assets                                  $2,025,000
                                                     =================

Operating lease assets reclassified to assets
   held or sale or lease                                     $285,164                           $279,248
                                                     =================                  =================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996
                                   (Unaudited)


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

Upon the sale of the minimum amount of Units of Limited Partnership interest (Units) of $1,200,000 and the receipt of the proceeds thereof on March 19, 1993, the Partnership commenced operations. The Fund or the General Partner on behalf of the Fund, will incur costs in connection with the organization, registration and issuance of the Units. The amount of such costs to be born by the Fund is limited by certain provisions in the Agreement of Limited Partnership.

As of November 15, 1994, the Partnership had received subscriptions for 12,500,000 Limited Partnership Units ($125,000,000) in addition to the Initial Limited Partners' 50 Units. Of those Units, 12,498,300 were issued and outstanding as of June 30, 1996.

The Fund does not make a provision for income taxes since all income and losses will be allocated to the Partners for inclusion in their individual tax returns.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996
                                   (Unaudited)


3. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                        Depreciation
                                                                         Expense or         Reclass-
                                    December 31,                        Amortization      ifications &        June 30,
                                        1995            Additions         of Leases       Dispositions          1996
                                        ----            ---------         ---------     ---------------         ----
Net investment in operating
   leases                               $90,328,014       $17,086,915      ($7,382,539)      ($2,420,351)      $97,612,039
Net investment in direct
   financing leases                      32,688,774         1,340,315       (2,537,419)        2,025,000        33,516,670
Net investment in leveraged
   leases                                 4,854,410                 -         (141,317)                -         4,713,093
Residual interests                          835,760                 -                -                 -           835,760
Reserve for losses                       (1,021,171)         (121,824)               -                 -        (1,142,995)
Assets held for sale or lease                     -                 -                -           285,164           285,164
Initial direct costs, net of
accumulated amortization
of $1,934,025 in 1996 and
$975,467 in 1995                          4,000,748           138,021         (561,294)                -         3,577,475
                                  ------------------ ----------------- ---------------- ----------------- -----------------

                                       $131,686,535       $18,443,427     ($10,622,569)        ($110,187)     $139,397,206
                                  ================== ================= ================ ================= =================

The following schedule provides an analysis of the Partnership's investment in property on operating leases by major classifications as of December 31, 1995, acquisitions and dispositions during the quarters ended March 31, 1996 and June 30, 1996 and as of June 30, 1996.

                                                                               Acquisitions &
                                                       December 31,             Dispositions                  June 30,
                                                           1995          1st Quarter      2nd Quarter           1996
                                                           ----          -----------      -----------           ----
Transportation                                            $34,422,258      $12,746,114         ($310,270)      $46,858,102
Construction                                               24,075,113                -                 -        24,075,113
Materials handling                                         17,778,985          243,659             9,296        18,031,940
Mining                                                     15,164,692                -                 -        15,164,692
Furniture and fixtures                                     10,475,743                -                 -        10,475,743
Manufacturing                                               2,834,155          294,000           347,430         3,475,585
Office automation                                           2,076,126          531,879             4,101         2,612,106
Printing                                                    2,325,000                -                 -         2,325,000
Food processing                                             1,826,162                -                 -         1,826,162
Other                                                         353,612                -                 -           353,612
                                                     ----------------- ---------------- ----------------- -----------------

                                                          111,331,846       13,815,652            50,557       125,198,055
Less accumulated depreciation                             (21,003,832)      (2,779,759)       (3,802,425)      (27,586,016)
                                                     ================= ================ ================= =================
                                                          $90,328,014      $11,035,893       ($3,751,868)      $97,612,039
                                                     ================= ================ ================= =================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996
                                   (Unaudited)


3. Investments in leases (continued):

All of the property on operating leases was acquired during 1993 and 1994.

At June 30, 1996, the aggregate amounts of future minimum lease payments are as follows:

               Year ending       Direct
              December 31,     Financing         Operating          Total
                     1996        $3,586,864      $10,408,812       $13,995,676
                     1997         7,092,308       17,326,385        24,418,693
                     1998         5,545,029       13,349,412        18,894,441
                     1999         4,967,626        8,527,182        13,494,808
                     2000         3,662,427        5,450,467         9,112,894
               Thereafter        12,047,546       12,723,291        24,770,837
                           ----------------- ---------------- -----------------
                                $36,901,800      $67,785,549      $104,687,349
                           ================= ================ =================


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 6.5% to 10.74%.

Future minimum principal payments of non-recourse debt are as follows:

                Year ending
               December 31,     Principal         Interest           Total
                      1996        $3,421,801       $1,462,752        $4,884,553
                      1997         6,513,678        2,627,441         9,141,119
                      1998         6,936,675        2,109,410         9,046,085
                      1999         4,956,535        1,630,657         6,587,192
                      2000         3,921,434        1,254,564         5,175,998
                Thereafter        14,453,106        5,522,979        19,976,085
                            ----------------- ---------------- -----------------
                                 $40,203,229      $14,607,803       $54,811,032
                            ================= ================ =================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996
                                   (Unaudited)


5.  Related party transactions:

The terms of the  Agreement  of Limited  Partnership  provide  that the  General
Partner and/or Affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Partnership.

The General Partner and/or Affiliates earned the following fees and commissions, pursuant to the Agreement of Limited Partnership as follows:

                                                     1996              1995
                                                     ----              ----
Reimbursement of administrative costs                $201,113          $246,389

Reimbursement of other syndication costs                    -            86,844

Acquisition  fees equal to 3.5% of the
equipment  purchase price, for evaluating
and  selecting  equipment to be acquired
(not to exceed  approximately  4.75% of
Gross Proceeds, included in investments in
leases in the balance sheet)                          138,021           389,228

Equipment  and incentive management fees              862,692           815,183
                                             ----------------- -----------------
                                                   $1,201,826        $1,537,644
                                             ================= =================

The amounts above are gross amounts incurred by the General Partner and/or affiliates, including commissions to broker-dealers for the sales of Limited Partnership Units.


6. Partner's capital:

The Fund is authorized to issue up to 12,500,000 Units of Limited Partnership interest in addition to the Initial Limited Partners.

The Fund's Net Profits, Net Losses and Tax Credits are to be allocated 99% to the Limited Partners and 1% to the General Partner.

As more fully described in the Agreement of Limited Partnership, available Cash from Operations and Cash from Sales or Refinancing shall be distributed as follows:

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

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996
                                   (Unaudited)


6. Partner's capital (continued):

     Third, the General Partner will receive as Incentive Management Fees, the following:

           (A) 10% of remaining Cash from Operations, as defined,

           (B) 15% of remaining Cash from Sales or Refinancing, as defined.

     Fourth, the balance to the Limited Partners.


7.  Line of credit:

The Partnership participates with ATEL and certain of its Affiliates in a $70,000,000 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on July 18, 1997.

The current line of credit, when used, is collateralized by (i) specific lease assets assigned or (ii) all lease receivables and other lease related proceeds owned by the Partnership, all equipment subject to leases and related insurance policies and maintenance contracts owned by the Partnership and all deposit accounts with the lender and all cash on deposit.


8.  Subsequent event:

On July 19, 1996, the Partnership's interest in the bankruptcy of Barney's, Inc. (Barney's), a former lessee of the Partnership was settled. The terms of the settlement provided for the sale of the assets which had been leased to Barney's, for the repayment of the non-recourse debt used by the Partnership to finance the assets and for net cash proceeds to the Partnership. The settlement resulted in a gain on the sale of the assets of $689,235 and an extraordinary gain on the extinguishment of the debt of $160,955.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations

Capital Resources and Liquidity

Funds which have been received, but which have not yet been invested in leased equipment, are invested in interest-bearing accounts or high-quality/short-term commercial paper.

The Partnership currently has available adequate reserves to meet contingencies, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The General Partner envisions no such requirements for operating purposes.

As of June 30, 1996, the Partnership had borrowed $45,043,566. The remaining unpaid balance at that date was $40,203,229. Borrowings are to be non-recourse to the Partnership, that is, the only recourse of the lender is to the equipment or corresponding lease acquired or secured with the loan proceeds. The General Partner expects that aggregate borrowings in the future will be approximately 40% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. As of June 30, 1996, such commitments totaled approximately $6,261,000.

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

During the first six months of 1995 and 1996, the Partnership's primary source of cash was rents from operating leases.

Cash flows

For both the three and six month periods in 1995 and 1996, the Partnership's primary source of cash flows from operations was rents from operating leases.

In 1996, the largest source of cash fro investing activities was rents fro direct financing leases which were accounted for as reductions in the net investment in such leases. Direct financing lease rents were also significant in 1995, but in that year, proceeds from the sales of lease assets was the largest source of cash flows from investing activities.

For the six month period in 1996, proceeds of non-recourse debt and borrowings under the line of credit were the Partnership's only sources of cash flows from financing activities. For the three month periods in both 1995 and 1996 and for the six month period in 1995, proceeds from non-recourse debt was the Partnership's only financing source of cash flows.

Results of operations

For both the three and six month periods, revenues from operating, direct financing and leveraged leases has increased compared to 1995. These increases are the result of equipment acquisitions over the last year, in excess of asset dispositions.

Gains on the sales of assets has decreased significantly compared to 1995. In 1995, a single large sale accounted for most of the recognized gain and for most of the sales proceeds received. There were no similar sales in 1996.

Depreciation and amortization have increased as a consequence of equipment acquisitions over the last year.

Since June 30, 1995, the Partnership's non-recourse debt balance has increased from $10,282,644 to $40,203,229 and amounts outstanding on the line of credit have increased to $19,686,881 at June 30, 1996 from nothing a year earlier. These increased borrowings have led to the increase of interest expense for the six month period from $287,553 in 1995 to $1,924,366 in 1996. Interest expense for the three month periods has increased from $141,520 in 1995 to $1,079,810 in 1996.

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

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

                  (a) Documents filed as a part of this report

                    1. Financial Statements

                       Included in Part I of this report:

                       Balance Sheets, June 30, 1996 and December 31, 1995.

                       Statements of operations for the six and three month periods ended June 30, 1996 and 1995.

                       Statement of changes in partners' capital for the six months ended June 30, 1996.

                       Statements of cash flows for the six and three month periods ended June 30, 1996 and 1995.

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

                       None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:
August 13, 1996

                       ATEL CASH DISTRIBUTION FUND V, L.P.
                                  (Registrant)



                              By: ATEL Financial Corporation
                                  General Partner of Registrant




                               By:   /s/   A. J. BATT
                               ----------------------------------
                               A. J. Batt
                               President and Chief Executive Officer
                               of General Partner




                               By:   /s/  DEAN L. CASH
                               ----------------------------------
                               Dean L. Cash
                               Executive Vice President
                               of General Partner




                            By:   /s/ F. RANDALL BIGONY
                            -------------------------------------
                            F. Randall Bigony
                            Principal financial officer of registrant




                            By:   /s/ DONALD E.  CARPENTER
                            -------------------------------------
                            Donald E.  Carpenter,
                            Principal accounting officer of
                            registrant