Form 10-Q
period 1996-09-30
ATEL CASH DISTRIBUTION FUND V L P
filed 1996-11-14
CIK 892875

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            |X| Quarterly Report Pursuant to Section 13 or 15(d) of
                the Securities Exchange Act of 1934.
                For the quarterly period ended September 30, 1996

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


                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1: Financial Statements.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                   (Unaudited)


                                     ASSETS

                                                     1996              1995
                                                     ----              ----
Cash                                                 $705,946        $2,401,318

Accounts receivable                                 2,265,253         2,377,496

Other assets                                           10,000            10,000

Investments in leases                             132,191,179       131,686,535
                                             ----------------- -----------------
                                                 $135,172,378      $136,475,349
                                             ================= =================




                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                 $43,271,055       $19,129,298
Line of credit                                      9,921,855        26,292,088
Accounts payable
     Equipment purchases                                    -            14,097
     General Partner                                  415,743         1,026,433
     Other                                          1,094,458           814,853
Accrued interest                                      248,640           381,631
Deposits due to lessees                                     -           627,508
Unearned lease income                                 664,308           817,306
                                             ----------------- -----------------
Total liabilities                                  55,616,059        49,103,214

Partners' capital:
     General Partner                                   46,832            22,568
     Limited Partners                              79,509,487        87,349,567
                                             ----------------- -----------------
Total partners' capital                            79,556,319        87,372,135
                                             ----------------- -----------------
Total liabilities and partners' capital          $135,172,378      $136,475,349
                                             ================= =================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                INCOME STATEMENTS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)

                                                             Nine Months Ended                  Three Months Ended
                                                                September 30,                     September 30,
                                                                -------------                     -------------
                                                           1996             1995              1996              1995
                                                           ----             ----              ----              ----
Revenues:
Leasing activities:

   Operating leases                                     $15,657,716      $13,654,117        $5,295,942        $4,402,014
   Direct financing leases                                2,307,810          931,759           750,371           397,519
   Leveraged leases                                         133,133          142,419            45,256            60,183
   Gain on sales of assets                                  944,993          897,258           807,692            10,197
Interest income                                              33,621           86,619            11,666            21,118
Other                                                        40,745            5,699            24,715             2,296
                                                    ---------------- ---------------- ----------------- -----------------
                                                         19,118,018       15,717,871         6,935,642         4,893,327
Expenses:
Depreciation and amortization                            11,749,993       10,959,534         3,806,160         3,441,925
Management fees                                           1,278,434        1,391,587           415,742           576,404
Interest                                                  2,912,991          573,954           988,625           286,401
Administrative cost reimbursements                          324,503          365,050           123,390           118,661
Provision for losses                                        192,824          157,178            71,000            48,933
Other                                                       393,861          193,231           184,156            47,240
                                                    ---------------- ---------------- ----------------- -----------------
                                                         16,852,606       13,640,534         5,589,073         4,519,564
                                                    ---------------- ---------------- ----------------- -----------------
Income before extraordinary item                          2,265,412        2,077,337         1,346,569           373,763
Extraordinary gain on early extinguishment of debt          160,955                -           160,955                 -
                                                    ---------------- ---------------- ----------------- -----------------
Net income                                               $2,426,367       $2,077,337        $1,507,524          $373,763
                                                    ================ ================ ================= =================


Net income:
     General Partner                                        $24,264          $20,773           $15,075            $3,738
     Limited Partners                                     2,402,103        2,056,564         1,492,449           370,025
                                                    ---------------- ---------------- ----------------- -----------------
                                                         $2,426,367       $2,077,337        $1,507,524          $373,763
                                                    ================ ================ ================= =================

Income before extraordinary item per limited
   partnership unit                                           $0.18            $0.16             $0.11             $0.03
Extraordinary gain on early extinguishment of
   debt per limited partnership unit                           0.01                -              0.01                 -
                                                    ---------------- ---------------- ----------------- -----------------
Net income per Limited Partnership unit                       $0.19            $0.16             $0.12             $0.03
                                                    ================ ================ ================= =================

Weighted average number of units outstanding             12,497,000       12,498,550        12,497,517        12,499,050


                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                             NINE MONTH PERIOD ENDED
                               SEPTEMBER 30, 1996
                                   (Unaudited)

                                                     Limited Partners             General
                                                 Units           Amount           Partner            Total
                                                 -----           ------           -------            -----

Balance December 31, 1995                     12,498,550      $87,349,567           $22,568       $87,372,135
Limited partnership units repurchased             (1,550)          (5,512)                -            (5,512)
Distributions to limited partners                             (10,236,671)                -       (10,236,671)
Net income                                                      2,402,103            24,264         2,426,367
                                         ---------------- ---------------- ----------------- -----------------
Balance September 30, 1996                    12,497,000      $79,509,487           $46,832       $79,556,319
                                         ================ ================ ================= =================




                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                             STATEMENT OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)


                                                              Nine Months Ended                Three Months Ended
                                                                September 30,                     September 30,
                                                                -------------                     -------------
                                                           1996             1995              1996              1995
                                                           ----             ----              ----              ----
Operating activities:
Net income                                               $2,426,367       $2,077,337        $1,507,524          $373,763
Adjustments to reconcile net income to net cash
     provided by operations
   Depreciation and amortization                         11,749,993       10,959,534         3,806,160         3,441,925
   Leveraged lease income                                         -                -
   Gain on sale of assets                                  (944,993)        (897,258)         (807,692)          (10,197)
   Provision for losses                                     192,824          157,178            71,000            48,933
   Extraordinary gain on early extinguishment of
      non-recourse debt                                    (160,955)               -          (160,955)                -
Changes in operating assets and liabilities:
      Accounts receivable                                   112,243         (740,681)        1,067,855          (380,068)
      Accounts payable, General Partner                    (610,690)        (719,270)          101,886           279,953
      Accounts payable, other                               279,605          243,558           466,557           196,535
      Unearned lease income                                (152,998)        (173,693)          (17,380)          (66,313)
      Accrued interest                                     (132,991)          40,751           (28,136)           46,248
      Deposits due to lessees                              (627,508)            (217)         (124,235)                -
                                                    ---------------- ---------------- ----------------- -----------------
Net cash provided by operating activities                12,130,897       10,947,239         5,882,584         3,930,779
                                                    ---------------- ---------------- ----------------- -----------------

Investing activities:

Purchase of equipment on operating leases               (16,685,908)     (12,513,976)          397,754        (7,957,984)
Purchase of equipment on direct financing leases         (3,608,007)      (8,062,884)       (2,267,692)       (1,058,264)
Purchase of equipment on leveraged leases                         -       (2,099,438)                -        (2,099,438)
Purchase of residual value interests                              -         (835,760)                -          (835,760)
Purchase of equipment held for lease                              -          (14,064)                -           (14,064)
Reductions in investment in direct financing leases       2,809,303        1,406,906           271,884           365,091
Reductions in investment in leveraged leases                265,995          631,706           124,678           315,300
Payments of initial direct lease costs to General
   Partner                                                 (147,072)        (832,331)           (9,051)         (443,103)
Proceeds from sales of assets                             5,849,124        5,689,517         5,601,636          (239,321)
                                                    ---------------- ---------------- ----------------- -----------------
Net cash (used in) provided by investing activities     (11,516,565)     (16,630,324)        4,119,209       (11,967,543)
                                                    ---------------- ---------------- ----------------- -----------------

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                             STATEMENT OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)


                                                            Nine Months Ended                Three Months Ended
                                                              September 30,                     September 30,
                                                              -------------                     -------------
                                                          1996             1995              1996              1995
                                                          ----             ----              ----              ----
Financing activities:
Proceeds of non-recourse debt                            30,773,576        7,122,120         6,459,485         2,556,353
Borrowings under line of credit                          19,596,000        8,987,535         1,500,000         3,954,370
Repayments of non-recourse debt                          (6,470,864)        (966,273)       (3,230,704)         (546,917)
Repayment of line of credit                             (35,966,233)      (5,033,165)      (11,265,026)                -
Limited partnership units repurchased                        (5,512)               -            (4,293)                -
Capital contributions rescinded                                   -          (15,000)                -                 -
Payment of syndication costs                                      -          (89,138)                -            (2,294)
Distributions to limited partners                       (10,236,671)      (9,819,924)       (3,436,692)       (3,281,866)
                                                    ---------------- ---------------- ----------------- -----------------
Net cash (used in) provided by financing activities      (2,309,704)         186,155        (9,977,230)        2,679,646
                                                    ---------------- ---------------- ----------------- -----------------
Net (decrease) increase in cash and cash
   equivalents                                           (1,695,372)      (5,496,930)           24,563        (5,357,118)
Cash and cash equivalents at beginning
   of period                                              2,401,318        5,956,752           681,383         5,816,940
                                                    ---------------- ---------------- ----------------- -----------------
Cash and cash equivalents at end of period                 $705,946         $459,822          $705,946          $459,822
                                                    ================ ================ ================= =================


Supplemental disclosure of cash flow information:

Cash paid for interest during period                     $3,045,982         $533,203        $1,016,761          $240,153
                                                    ================ ================ ================= =================

Supplemental disclosure of non-cash transactions:

Gain on extinguishment of non-recourse debt                $160,955                           $160,955
                                                    ================                  =================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                   (Unaudited)


1.  Interim financial statements:

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


3. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                                   Depreciation
                                                                                   Expense or         Reclass-
                                                December 31,                      Amortization      ifications &     September 30,
                                                    1995           Additions        of Leases       Dispositions          1996
                                                    ----           ---------        ---------     - -------------         ----
Net investment in operating leases               $90,328,014      $16,671,811     ($10,800,467)      ($5,499,340)      $90,700,018
Net investment in direct financing leases         32,688,774        3,608,007       (2,809,303)         (479,965)       33,007,513
Net investment in leveraged leases                 4,854,410                -         (265,995)         (262,125)        4,326,290
Residual value interests                             835,760                -                -                 -           835,760
Equipment held for sale or lease                           -                -          (32,353)          559,132           526,779
Initial direct costs, net of accumulated
   amortization of $1,235,932 in 1995 and
   $2,029,792 in 1996.                             4,000,748          147,072         (917,173)                -         3,230,647
Reserve for losses                                (1,021,171)        (192,824)               -           778,167          (435,828)
                                            ----------------- ---------------- ---------------- ----------------- -----------------
                                                $131,686,535      $20,234,066     ($14,825,291)      ($4,904,131)     $132,191,179
                                            ================= ================ ================ ================= =================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                   (Unaudited)


3. Investments in leases (continued):

The following schedule provides an analysis of the Partnership's investment in property on operating leases by major classifications as of December 31, 1995, acquisitions and dispositions during the quarters ended March 31, June 30 and September 30, 1996 and as of September 30, 1996.

                                                December 31,    Acquisitions, Dispositions & Reclassifications       September 30,
                                                    1995          1st Quarter      2nd Quarter      3rd Quarter           1996
                                                    ----          -----------      -----------      -----------           ----
Transportation                                   $34,422,258      $12,746,114        ($310,270)      ($3,633,208)      $43,224,894
Construction                                      24,075,113                -                -                 -        24,075,113
Materials handling                                17,778,985          243,659            9,296            25,162        18,057,102
Mining                                            15,164,692                -                -                 -        15,164,692
Furniture and fixtures                            10,475,743                -                -        (3,365,947)        7,109,796
Manufacturing                                      2,834,155          294,000          347,430                 -         3,475,585
Office automation                                  2,076,126          531,879            4,101          (233,950)        2,378,156
Printing                                           2,325,000                -                -                 -         2,325,000
Food processing                                    1,826,162                -                -                 -         1,826,162
Other                                                353,612                -                -                 -           353,612
                                            ----------------- ---------------- ---------------- ----------------- -----------------
                                                 111,331,846       13,815,652           50,557        (7,207,943)      117,990,112
Less accumulated depreciation                    (21,003,832)      (2,779,759)      (3,802,425)          295,922       (27,290,094)
                                            ----------------- ---------------- ---------------- ----------------- -----------------
                                                 $90,328,014      $11,035,893      ($3,751,868)      ($6,912,021)      $90,700,018
                                            ================= ================ ================ ================= =================

All of the property on operating leases was acquired during 1993, 1994, 1995 and 1996.

At September 30, 1996, the aggregate amounts of future minimum lease payments are as follows:

                                                                  Direct
                                                Operating        Financing          Total
 Three months ending December 31, 1996          $5,162,199       $2,383,809        $7,546,008
         Year ending December 31, 1997          16,621,049        7,474,371        24,095,420
                                  1998          12,820,689        5,927,092        18,747,781
                                  1999           8,528,298        5,349,689        13,877,987
                                  2000           5,451,581        4,044,490         9,496,071
                            Thereafter          12,320,191       12,261,393        24,581,584
                                           ---------------- ---------------- -----------------
                                               $60,904,007      $37,440,844       $98,344,851
                                           ================ ================ =================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                   (Unaudited)


3. Investments in leases (continued):

Direct financing leases:

The following lists the components of the Partnership's investment in direct financing leases as of September 30, 1996.

Total minimum lease payments receivable                             $37,440,844
Estimated residual values of leased equipment (unguaranteed)          9,086,697
                                                               -----------------
Investment in direct financing leases                                46,527,541
Less unearned income                                                (13,520,028)
                                                               -----------------
Net investment in direct financing leases                           $33,007,513
                                                               =================


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 8% to 13.3%.

Future minimum principal payments of non-recourse debt as of September 30, 1996 are as follows:

                                                 Principal        Interest           Total
                                                 ---------        --------           -----
  Three months ending December 31, 1996          $1,773,978         $914,181        $2,688,159
          Year ending December 31, 1997           7,318,758        3,007,357        10,326,115
                                   1998           7,988,051        2,415,955        10,404,006
                                   1999           6,149,240        1,831,169         7,980,409
                                   2000           4,499,311        1,377,524         5,876,835
                             Thereafter          15,541,717        5,621,927        21,163,644
                                            ---------------- ---------------- -----------------
                                                $43,271,055      $15,168,113       $58,439,168
                                            ================ ================ =================


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

The General Partner and/or Affiliates earned the following fees and commissions, pursuant to the Agreement of Limited Partnership as follows:

                                                    1996              1995
                                                    ----              ----
Reimbursement of other syndication costs                                $89,138

Acquisition  fees equal to 3.5% of the
equipment  purchase price, for evaluating
and  selecting  equipment to be acquired
(not to exceed  approximately  4.75% of
Gross Proceeds, included in investments
in leases in the balance sheet)                      $147,072           832,331

Equipment and incentive management fees             1,278,434         1,391,587
                                             ----------------- -----------------
                                                   $1,425,506        $2,313,056
                                             ================= =================

                       ATEL CASH DISTRIBUTION FUND V, L.P.


                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                   (Unaudited)


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


7.  Line of credit:

The  Partnership  participates  with the  General  Partner  and  certain  of its
affiliates  in  a  $70,000,000   revolving  line  of  credit  with  a  financial
institution. The line of credit expires on July 18, 1997.

The facility, when used by the Partnership, is collateralized by (i) leases and equipment owned by the Partnership and financed by the lines and (ii) all other assets owned by the Partnership except equipment, lease receipts and residual values specifically pledged to other equipment funding sources.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                   (Unaudited)


8.  Extraordinary gain on extinguishment of debt:

In January 1996, Barney's, Inc., one of the Partnership's lessees filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The Partnership determined that the assets under an operating lease to this particular lessee were impaired as of December 31, 1995. The Partnership estimated that only a portion of the contractual cash flows would be received under the lease. Under Financial Accounting Standards Board Statement No. 121 (FAS 121), the estimated cash flows were discounted at the effective rate of the non-recourse debt related to the lease and the assets were written down to the present value of those cash flows.

Assets and liabilities related to the lease transaction were as follows as of December 31, 1995:

Assets at cost                                                       $3,365,947
Accumulated depreciation                                             (1,287,475)
                                                                ----------------
Book value of lease assets                                            2,078,472
Deposits from lessee                                                   (124,235)
Non-recourse debt                                                    (1,733,741)
                                                                ----------------
Net assets included in the Partnership's balance sheet as of
   December 31, 1995 before provision for impairment                    220,496
Reserve for impairment                                                 (778,169)
                                                                ----------------
Excess of non-recourse debt over net assets                           ($557,673)
                                                                ================

On July 19, 1996, the assets subject to the lease were purchased by a third party. As part of the purchase and transaction restructure, the related non-recourse debt was extinguished by the lender and the Partnership received a small amount of cash proceeds. The sale resulted in a gain on the sale of the assets and a gain on the extinguishment of the related non-recourse debt. The following summarizes this transaction:

Assets at cost                                                       $3,365,947
Accumulated depreciation at June 30, 1996                            (1,573,580)
                                                                ----------------
Book value of lease assets at June 30, 1996                           1,792,367
Reserve for impairment                                                 (778,169)
                                                                ----------------
Carrying value at June 30, 1996                                       1,014,198
Deposits from lessee retained by Partnership                           (124,235)
                                                                ----------------
Excess of carrying value over deposits from lessee                      889,963
Gross sales proceeds                                                  1,579,200
                                                                ----------------
Gain on sale of assets                                                 $689,237
                                                                ================

Non-recourse debt                                                    $1,733,741
Gross sales proceeds used to extinguish non-recourse debt            (1,572,786)
                                                                ----------------
Extraordinary gain on extinguishment of debt                           $160,955
                                                                ================

Gross sales proceeds                                                 $1,579,200
Gross sales proceeds used to extinguish non-recourse debt            (1,572,786)
                                                                ----------------
Net cash proceeds to Partnership                                         $6,414
                                                                ================

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

The Partnership currently has available adequate reserves to meet contingencies, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The General Partner envisions no such requirements for operating purposes.

As of September 30, 1996, the Partnership had borrowed $51,503,501. The remaining unpaid balance as of that date was $43,271,055. Long-term borrowings are to be non-recourse to the Partnership, that is, the only recourse of the lender will be to the equipment or corresponding lease acquired or secured with the loan proceeds. The General Partner expects that aggregate borrowings in the future will be approximately 40% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

The  Partnership  participates  with the  General  Partner  and  certain  of its
affiliates  in  a  $70,000,000   revolving  line  of  credit  with  a  financial
institution. The line of credit expires on July 18, 1997.

The facility, when used by the Partnership, is collateralized by (i) leases and equipment owned by the Partnership and financed by the lines and (ii) all other assets owned by the Partnership except equipment, lease receipts and residual values specifically pledged to other equipment funding sources.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. As of September 30, 1996, such commitments for the purchase of additional leased assets totaled $2,000,000.

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

In 1996 and 1995, the Partnership's most significant sources of cash were lease rents, proceeds from non-recourse debt and borrowings under the line of credit.

Cash flows - 1996 vs. 1995:

In both 1996 and 1995, the Partnership's primary source of operating cash flows was operating lease rents. Lease rents have increased as a result of asset acquisitions over the last year.

In 1996 the largest source of cash from investing activities was the proceeds from sales of lease assets. In 1996, lease rents from direct financing and leveraged lease transactions also provided a significant amount of cash flows.

In 1996 and 1995, the only financing sources of cash were borrowings, either as the proceeds of non-recourse debt or as borrowings on the line of credit.

Results of operations - 1996 vs. 1995

Acquisitions of significant amounts of lease assets has continued through the third quarter of 1996. The acquisitions have resulted in increases in operating lease revenues (and the related depreciation expense) and direct financing lease revenues. In 1996, most of the asset acquisitions have been financed with the proceeds of non-recourse debt and borrowings under the line of credit. This has resulted in an increase in interest expense from $573,954 in 1995 to $2,912,991 in 1996 for the nine month period and $286,401 in 1995 compared to $988,625 in 1996 for the three month period.

Effective January 1, 1996, the Partnership suspended the recognition of income under its lease with Barney's, Inc. The non-recourse debt related to this transaction was also put in a non-accrual status, that is, interest expense was no longer accrued. In July 1996, the underlying assets were sold to an unrelated third party and the related debt was extinguished as a part of the transaction. The Partnership recorded a gain on the sale of the assets of $689,235. The sale resulted in the debt being extinguished for less than its carrying amount, resulting in an extraordinary gain of $160,955.

The non-accrual of lease revenues on the Barney's lease reduced operating lease revenues by $529,838 over the nine month period ($176,613 for the three month period).

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

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

                              (a) Documents filed as a part of this report

                                1.  Financial Statements

                                    Included in Part I of this report:

                                    Balance  Sheets,   September  30,  1996  and
December 31, 1995.

                                    Income  statements  for the nine  and  three
                                       month periods ended September 30, 1996 and 1995.

                                    Statement of  changes in  partners'  capital
                                       for the nine months ended September 30, 1996.

                                    Statements  of cash  flows  for the nine and
                                       three month periods ended September 30, 1996 and 1995.

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

Date:
November 11, 1996

                       ATEL CASH DISTRIBUTION FUND V, L.P.
                                  (Registrant)



                         By: ATEL Financial Corporation
                          General Partner of Registrant




                            By:   /s/   A. J. BATT
                               ---------------------------------
                               A. J. Batt
                               President and Chief Executive Officer
                               of General Partner




                            By:   /s/  DEAN L. CASH
                               ---------------------------------
                               Dean L. Cash
                               Executive Vice President
                               of General Partner




                                          By:  /s/  F. RANDALL BIGONY
                                             -----------------------------------
                                              F. Randall Bigony
                                              Principal financial officer of
                                              registrant




                                          By:  /s/  DONALD E. CARPENTER
                                              ----------------------------------
                                              Donald E. Carpenter
                                              Principal accounting officer of
                                              registrant