Form 10-K
period 1996-12-31
ATEL CASH DISTRIBUTION FUND V L P
filed 1997-03-28
CIK 892875

Form 10K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       |X| Annual report  pursuant to section 13 or 15(d) of the
                           Securities Exchange Act of 1934 (fee required) For the Year Ended December 31, 1996

                                                            OR

                       |_| Transition  report pursuant to section 13 or 15(d) of
                           the Securities Exchange Act of 1934 (no fee required) For the transition period from ____ to ____

                         Commission File number 0-23842

                       ATEL Cash Distribution Fund V, L.P.

          California                                              94-3165807
(State or other jurisdiction of                              (I. R. S. Employer
incorporation or organization)                               Identification No.)

           235 Pine Street, 6th Floor, San Francisco, California 94104
                    (Address of principal executive offices)

        Registrant's telephone number, including area code (415) 989-8800 Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: Limited Partnership
                                      Units

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes |X| No |_|

State the aggregate market value of voting stock held by non-affiliates of the registrant.
Inapplicable

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                       |X|

                                     PART I

Item 1:  BUSINESS

General Development of Business

ATEL Cash Distribution Fund V, L.P. (the Partnership), was formed under the laws of the State of California in September 1992. The Partnership was formed for the purpose of acquiring equipment to engage in equipment leasing and sales activities.

The Partnership conducted a public offering of 12,500,000 units of Limited Partnership interest (Units), at a price of $10 per Unit. As of November 15, 1994, the Partnership had received and accepted subscriptions for 12,500,000 ($125,000,000) Limited Partnership Units in addition to the Initial Limited Partners' Units and the offering was terminated. Of those Units, 12,497,000 were issued and outstanding as of December 31, 1996. Of the proceeds received, $11,875,000 was paid to ATEL Securities Corporation, a wholly owned subsidiary of ATEL Financial Corporation (the General Partner), as sales commissions, $5,738,415 was paid to the General Partner as reimbursements of organization and other syndication costs, $1,875,000 was reserved for repurchases of Units and working capital and $105,511,585 has been used to acquire leased equipment, including acquisition fees paid or to be paid to the General Partner.

The Partnership's principal objectives are to invest in a diversified portfolio of equipment which will (i) preserve, protect and return the Partnership's invested capital; (ii) generate substantial distributions to the partners of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period, ending December 31, 2000; and (iii) provide significant distributions following the reinvestment period and until all equipment has been sold. The Partnership is governed by its Limited Partnership Agreement.

Narrative Description of Business

The Partnership has acquired and intends to acquire various types of equipment and to lease such equipment pursuant to "Operating" leases and "Full Payout" leases, where "Operating" leases are defined as being leases in which the minimum lease payments during the initial lease term do not recover the full cost of the equipment and "Full Payout" leases recover such cost. It is the intention of the General Partner that no more than 25% of the aggregate purchase price of equipment will be subject to "Operating" leases upon final investment of the Net Proceeds of the Offering and that no more than 20% of the aggregate purchase price of equipment will be invested in equipment acquired from a single manufacturer.

The Partnership only purchases equipment for which a lease exists or for which a lease will be entered into at the time of the purchase. The Partnership has completed its initial acquisition stage with the investment of the net proceeds from the public offering of Units. As noted above, however, it intends to continue to invest any cash flow in excess of certain amounts required to be distributed to the Limited Partners in additional items of leased equipment through December 31, 2000.

As of December 31, 1996, the Partnership had purchased equipment with a total acquisition price of $186,962,134.

The Partnership's objective is to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees which (i) have an aggregate credit rating by Moody's Investor Service, Inc. of Baa or better, or the credit equivalent as determined by the General Partners, with the aggregate rating weighted to account for the original equipment cost for each item leased; or (ii) are established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio may include equipment leased to lessees which, although deemed creditworthy by the General Partners, would not satisfy the general credit rating criteria for the portfolio. At December 31, 1996, in excess of 75% of the equipment acquired had been leased to lessees with an aggregate credit rating of Baa or better or to such hospitals or municipalities.

During 1996, 1995 and 1994, certain lessees generated significant portions of the Partnership's total lease revenues as follows:
                            Percentage of Total Lease
                                    Revenues
          Lessee              Type of Equipment    1996       1995        1994
          ------              -----------------    ----       ----        ----
Burlington Northern Railroad  Locomotives           16%        14%          *
The Pittston Company          Mining                11%        12%         14%
Tyson Foods, Inc.             Tractors / Trailers    *          *          10%

                           * Less than 10%.

These percentages are not expected to be comparable in future periods.

The equipment leasing industry is highly competitive. Equipment manufacturers, corporations, Partnerships and others offer users an alternative to the purchase of most types of equipment with payment terms which vary widely depending on the lease term and type of equipment. The ability of the Partnership to keep the equipment leased and/or operating and the terms of the acquisitions, leases and dispositions of equipment depends on various factors (many of which are not in the control of the General Partner or the Partnership), such as general economic conditions, including the effects of inflation or recession, and fluctuations in supply and demand for various types of equipment resulting from, among other things, technological and economic obsolescence.

The General Partner will seek to limit the amount invested in equipment to any single lessee to not more than 20% of the aggregate purchase price of equipment owned at any time during the reinvestment period.

The business of the Partnership is not seasonal.

The Partnership has no full time employees.


Equipment Leasing Activities:

Through December 31, 1996, the Partnership has disposed of certain leased assets as set forth below:

                                              Original
                                           Equipment Cost,                                                   Excess of
 Type of                                     Excluding                                                       Rents Over
Equipment                                 Acquisition Fees           Sale Price                              Expenses *
---------                                 ----------------           ----------                              ----------
Furniture & fixtures                           $4,943,570                       $3,019,239                      $2,124,081
Mining equipment                                4,713,880                        4,132,745                       1,017,804
Tractors & trailers                             4,333,557                        2,478,383                       2,371,414
Refrigeration units                             1,268,656                          560,000                       1,133,159
Construction                                      913,073                          425,000                         647,639
Helicopter                                        844,525                          920,000                         308,000
Copiers                                           712,776                          689,530                         293,609
Office automation                                 356,288                          188,228                         217,433
Containers                                        195,009                          168,046                          61,215
Other                                              70,200                           39,000                          50,292
Rail cars                                          35,263                           22,425                           2,943
                                           ---------------                 ----------------                 ---------------
                                              $18,386,797                      $12,642,596                      $8,227,589
                                           ===============                 ================                 ===============

* Includes only those expenses directly related to the production of the related rents.

The Partnership has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 1996 and the industries to which the assets have been leased.

                                                      Purchase price excluding             Percentage of total
       Asset types                                        acquisition fees                    acquisitions
       -----------                                        ----------------                    ------------
Transportation, over-the-road tractors and trailers           $34,546,518                            18.48%
Furniture and fixtures                                         24,112,157                            12.90%
Transportation, other                                          18,454,853                             9.87%
Mining                                                         15,986,308                             8.55%
Transportation, intermodal containers                          15,484,688                             8.28%
Construction                                                   15,335,327                             8.20%
Materials handling                                             14,469,358                             7.74%
Railroad locomotives                                           12,350,000                             6.61%
Earth moving                                                   11,943,745                             6.39%
Transportation, rail cars                                       7,180,000                             3.84%
Printing                                                        4,707,508                             2.52%
Office automation                                               4,075,613                             2.18%
Manufacturing, other                                            3,475,585                             1.86%
Agriculture                                                     1,643,101                             0.88%
Airport ground support                                          1,564,975                             0.84%
Aircraft, helicopter                                              844,525                             0.45%
Other                                                             508,964                             0.27%
Food processing                                                   278,909                             0.14%
                                                           ---------------                 ----------------
                                                             $186,962,134                           100.00%
                                                           ===============                 ================

                                                              Purchase price excluding           Percentage of total
    Industry of lessee                                            acquisition fees          acquisitions
    ------------------                                            ----------------          ------------
Transportation, rail                                          $45,670,556                            24.43%
Mining                                                         29,823,055                            15.95%
Oil & gas                                                      21,301,523                            11.39%
Retail, foods                                                  11,182,563                             5.98%
Food processing                                                 9,828,623                             5.26%
Construction                                                    9,410,789                             5.03%
Chemicals                                                       9,075,487                             4.85%
Retail, restaurant                                              8,528,067                             4.56%
Transportation, other                                           8,311,346                             4.45%
Primary metals                                                  7,526,037                             4.03%
Manufacturing, other                                            6,815,862                             3.65%
Manufacturing, auto/truck                                       6,690,185                             3.58%
Printing                                                        4,707,508                             2.52%
Retail, apparel                                                 3,365,947                             1.80%
Electric appliance manufacturing                                1,744,543                             0.93%
Business services                                               1,602,345                             0.86%
Retail, general                                                   613,998                             0.33%
Other                                                             763,700                             0.40%
                                                           ===============                 ================
                                                             $186,962,134                           100.00%
                                                           ===============                 ================

For further information regarding the Partnership's equipment lease portfolio as of December 31, 1996, see Note 3 to the financial statements, Investments in equipment and leases, set forth in Item 8, Financial Statements and Supplementary Data.

Item 2.  PROPERTIES

The Partnership does not own or lease any real property, plant or materially important physical properties other than the equipment held for lease as set forth in Item 1.


Item 3.  LEGAL PROCEEDINGS

No material legal proceedings are currently pending against the Partnership or against any of its assets.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable.


                                     PART II

Item 5.  MARKET FOR REGISTRANT'S LIMITED PARTNERSHIP UNITS
              AND RELATED MATTERS

Market Information

The Units are transferable subject to restrictions on transfers which have been imposed under the securities laws of certain states. However, as a result of such restrictions, the size of the Partnership and its investment objectives, to the General Partner's knowledge, no established public secondary trading market has developed and it is unlikely that a public trading market will develop in the future.

Holders

As of December 31, 1996, a total of 7,188 investors were record holders of Units in the Partnership.

Dividends

The Partnership does not make dividend distributions. However, the Limited Partners of the Partnership are entitled to certain distributions as provided under the Limited Partnership Agreement.

The General Partner shall have sole discretion in determining the amount of distributions; provided, however, that the General Partner will not reinvest in equipment, but will distribute, subject to payment of any obligations of the Partnership, such available cash from operations and cash from sales or refinancing as may be necessary to cause total distributions to the Limited Partners for each year during the reinvestment period to equal the following amounts per unit: $1.05 in 1995 and 1996; $1.10 in 1997 and 1998; $1.20 in 1999
and 2000.

The rate for monthly distributions from 1994 operations was $0.0875 per Unit. The distributions were made in February 1994 through December 1994 and in January 1995. For each quarterly distribution (made in April, July and October 1994 and in January 1995) the rate was $0.2625 per Unit. Distributions were from 1994 cash flows from operations. The amounts paid to holders of Units were adjusted based on the length of time within the previous calendar month or quarter that the Units were outstanding.

The rate for monthly distributions from 1995 operations was $0.0875 per Unit. The distributions were made in February 1995 through December 1995 and in January 1996. For each quarterly distribution (made in April, July and October 1995 and in January 1996) the rate was $0.2625 per Unit. Distributions were from 1995 cash flows from operations. The amounts paid to holders of Units were adjusted based on the length of time within the previous calendar month or quarter that the Units were outstanding.

The rate for monthly distributions from 1996 operations was $0.09166 per Unit. The distributions were made in February 1996 through December 1996 and in January 1997. For each quarterly distribution (made in April, July and October 1996 and in January 1997) the rate was $0.275 per Unit. Distributions were from 1996 cash flows from operations. The amounts paid to holders of Units were adjusted based on the length of time within the previous calendar month or quarter that the Units were outstanding.

The following table presents summarized information regarding distributions to Limited Partners:

                                                                1996            1995            1994             1993
                                                                ----            ----            ----             ----
Distributions of net income (loss)                                  $0.23            $0.13           $0.08          ($0.03)
Return of investment                                                 0.86             0.92            0.89            0.43
                                                           --------------- ---------------- --------------- ---------------
Distributions per unit                                               1.09             1.05            0.97            0.40
Differences due to timing of distributions                           0.01             0.00            0.08            0.36
                                                           --------------- ---------------- --------------- ---------------
Nominal distribution rates from above                               $1.10            $1.05           $1.05           $0.76
                                                           =============== ================ =============== ===============

Owners of 1,000 or more units may make the election without charge to receive distributions on a monthly basis. Owners of less than 1,000 units may make the election upon payment of a $20.00 annual fee.


Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data of the Partnership for the years ended December 31, 1996, 1995 and 1994 and for the period from March 19, 1993 (commencement of operations) to December 31, 1993. This financial data should be read in conjunction with the financial statements and related notes included under Item 8 of this report.

                                                                1996            1995            1994             1993
                                                                ----            ----            ----             ----
Gross Revenues                                                $24,987,922      $20,884,669     $10,809,456      $2,173,205

Net income (loss)                                              $2,851,885       $1,627,911        $679,530        ($60,621)

Weighted average Limited Partner Units (Units)
   outstanding                                                 12,497,713       12,498,550       8,437,365       2,280,173

Net income (loss) per Unit, based on weighted
   average Units outstanding                                      $0.2259          $0.1289         $0.0797        ($0.0263)

Distributions per Unit, based on weighted average
   Units outstanding                                                $1.09            $1.05           $0.97           $0.40

Total Assets                                                 $130,546,718     $136,475,349    $108,090,539     $41,256,114

Total Non-recourse Debt                                       $41,496,203      $19,129,298      $6,136,233            None

Total Partners' Capital                                       $76,545,683      $87,372,135     $98,949,871     $36,832,316


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

For the Partnership, 1996 was an active investment year. Funds which have been received, but which have not yet been invested in leased equipment, are invested in interest-bearing accounts or high-quality/short-term commercial paper. The Partnership's public offering provided for a total maximum capitalization of $125,000,000.

The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases and proceeds from asset sales exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

As another source of liquidity, the Partnership has contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire, the Partnership will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on the General Partner's success in re-leasing or selling the equipment as it comes off lease.

The Partnership participates with the General Partner and certain of its affiliates in a $90,000,000 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on October 28, 1997. As of December 31, 1996, the Partnership had $9,921,190 of borrowings under this line of credit and the remaining availability was $38,857,117.

The Partnership anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to the General Partner and providing for cash distributions to the Limited Partners. At December 31, 1996, commitments to purchase lease assets totaled $1,964,818.

As of December 31, 1996, cash balances consisted of amounts reserved for distributions in January 1997, generated from operations in 1996 ($1,585,776) and working capital reserves.

The Partnership currently has available adequate reserves to meet its immediate cash requirements, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The General Partner envisions no such requirements for operating purposes.

As of December 31, 1996, the Partnership had borrowed $51,500,460. The remaining unpaid balance as of that date was $41,496,203. As of that date, the Partnership also had outstanding balances of $9,921,190 on a line of credit.

The Partnership's expected long-term borrowings are to be non-recourse to the Partnership, that is, the only recourse of the lender will be to the equipment or corresponding lease acquired with the loan proceeds. The Partnership may only incur additional debt to the extent that the then outstanding balance of all such debt, including the additional debt, does not exceed 40% of the original cost of the lease assets then owned by the Partnership, including any such assets purchased with the proceeds of such additional debt.

The Partnership commenced regular distributions, based on cash flows from operations, beginning with the second quarter of 1993. See Items 5 and 6 of this report for additional information regarding the distributions.

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

In future periods, cash flows from operating leases are expected to be the Partnership's primary source of cash flows from operations.

Cash Flows:

                      1996 vs. 1995:

In 1996, the Partnership's primary source of cash from operations was rents from operating leases. Revenues from operating and direct financing leases increased by $3,786,126 and interest expense increased by $2,740,810. The net effect of these increases was offset by fluctuations in the Partnership's operating assets and liabilities.

Sources of cash from investing activities consisted primarily of proceeds from sales of lease assets ($5,900,451) and cash flows from direct financing leases ($4,396,705). Cash flows from those leases increased by $1,792,188 compared to 1995 as a result of acquisitions of assets placed on financing leases in 1995 and in 1996. The primary investing uses of cash were purchases of operating and direct financing lease assets.

In 1996, the only sources of cash from financing activities were proceeds from non-recourse debt ($30,770,985) and borrowings under the line of credit ($18,098,333). Most, if not all, of the borrowings under the line of credit are expected to be repaid with the proceeds of non-recourse debt in 1997. The primary financing uses of cash were scheduled payments of non-recourse debt, repayments on the line of credit and distributions to the limited partners.

                      1995 vs. 1994:

In 1995, the Partnership's primary source of cash from operating activities was rents from operating leases. Such lease rents are expected to remain the Partnership's primary source of cash from operating activities in future periods.

Sources of cash flows from investing activities consisted of direct financing lease rents accounted for as reductions of the Partnership's net investment in direct financing leases and proceeds from sales of lease assets. A smaller amount of cash was received from leveraged leases. The primary use of cash in investing activities was the purchase of assets on operating, direct financing and leveraged leases and related initial direct costs.

In 1995, the Partnership's sources of cash from financing activities consisted of non-recourse debt borrowings and borrowings on lines of credit. The primary uses of cash in financing activities were repayments of such borrowings and to make distributions to the Limited Partners.

Results of Operations

As of March 19, 1993, subscriptions for the minimum amount of the offering ($1,200,000) had been received and accepted by the Partnership. As of that date, the Partnership commenced operations in its primary business (leasing activities). Because of the timing of the commencement of operations, the fact that the offering continued through November 15, 1994 and the fact that the initial portfolio acquisitions were not completed until 1996, the results of operations in 1994 and 1995 are not comparable and are not expected to be comparable to future periods.

As of December 31, 1996, 24% of total equipment at cost (19% at December 31,1995 and 26% at December 31, 1994) was leased to lessees in the rail transportation industry. As of December 31, 1996, 16% of total equipment at cost (20% at December 31, 1995 and 17% at December 31, 1994) was leased to lessees in the mining industry. As of December 31, 1996, 11% of total equipment cost (13% at December 31, 1995 and less than 10% at December 31, 1994) was leased to lessees in the oil and gas industry. Leases are subject to the general partners' credit committee review. The leases provide for the return of the equipment upon default. The concentration of the Partnership's assets in these industries is not known to have had any effect on the Partnership's results of operations nor is there any known trend regarding these industries that would effect its operations in future periods.

                      1996 vs. 1995:

Operations in 1996 resulted in net income of $2,851,885 compared to $1,627,911 in 1995. Total revenues increased by $4,103,253 while expenses increased by $3,040,234.

Operating lease revenues and direct financing lease revenues increased by $2,281,557 and $1,504,569, respectively. Both of these increases were the result of lease asset acquisitions in 1995 and in 1996.

Gains on sales of assets increased by $391,843. The 1996 gains included $689,237 realized on the sale of assets leased to Barney's, Inc. (Barney's). See additional discussion below relating to this transaction.

Depreciation and amortization expense increased by $751,100 due to the asset acquisitions in 1995 and 1996 noted above.

Equipment management fees are related to the Partnership's gross lease rents and incentive management fees are related to the amounts distributed to the Limited Partners from "Operations", as defined in the Agreement of Limited Partnership. Both gross rents and such distributions increased in 1996 compared to 1995. These underlying increases gave rise to the increase in management fees.

The increase in interest expense is directly related to increased debt balances in 1996 compared to 1995.

The Partnership's provision for losses and impairments declined $731,719 compared to 1995. In 1995, a specific provision was made relating to the Barney's lease assets in the amount of $778,169. There were no similar defaults in 1996 for which specific reserves were considered necessary.

                      1995 vs. 1994:

Operations in 1995 resulted in net income of $1,627,911 compared to $679,530 in 1994. As in 1994, the Partnership's main source of revenues was rents from operating leases. These rents increased from $9,773,188 in 1994 to $18,195,191 in 1995, an increase of 86%. The increase from 1994 to 1995 is due to the acquisition of operating lease assets during 1994 and 1995.

Direct financing lease revenues also increased compared to 1994. This increase was also due to 1994 and 1995 asset acquisitions.

For the first time, in 1995, the Partnership started to have significant amounts of assets come off lease due to scheduled lease terminations. The amount of assets sold was significant in 1995 whereas it had not been in 1994. Asset sales are expected to become more significant over the years as more of the Partnership's leases mature. In 1995, sales of such assets resulted in net gains of $933,289 compared to $2,564 in 1994. Gains or losses on such sales are not expected to be comparable from one year to another.

Depreciation of operating lease assets is the Partnership's largest expense and is expected to remain so in the future. Depreciation and amortization increased from $8,135,951 in 1994 to $14,600,474 in 1995, a 79% increase. The increase is comparable to the increase noted above relating to operating lease revenues and is due to the same acquisitions of operating lease assets in 1994 and 1995.

Interest expense has increased dramatically from $61,036 in 1994 to $1,222,050 in 1995. In 1995, the Partnership borrowed $14,593,242 on a non-recourse basis and borrowed $33,994,956 on lines of credit. In 1994, the Partnership had borrowed only $6,136,233, most of which was borrowed in the fourth quarter of that year. The timing of the borrowings and the increased amounts outstanding in 1995 compared to 1994 gave rise to the increase in interest expense noted in 1995.

Equipment management fees are related to the Partnership's gross lease rents and incentive management fees are related to the amounts distributed to the Limited Partners from "Operations", as defined in the Agreement of Limited Partnership. Both gross rents and such distributions increased in 1995 compared to 1994. These underlying increases gave rise to the increase in management fees.

The administrative costs of the Partnership tend to be the greatest during its initial years of operations. The offering was completed in late 1994 and these costs have declined somewhat since that time.

In January 1996, Barney's, Inc. (Barney's), one of the Partnership's lessees, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Partnership's lease transaction had been financed primarily with non-recourse debt. In addition, the Partnership held certain deposits which it ultimately retained.

The following table summarizes the cash flows relating to the lease transaction with Barney's through December 31, 1995:

Purchase of lease assets, at cost                                   ($3,365,947)
Rents received and retained by the Partnership                        1,241,443
Non-recourse debt proceeds received by the Partnership                2,021,084
                                                                ----------------
                                                                       (103,420)
Deposits received from lessee which were retained by
   the Partnership                                                      124,235
                                                                ----------------
Net cash flows                                                          $20,815
                                                                ================

Effective January 1, 1995, the Partnership adopted Financial Accounting Standards Board Statement Number 121 (FAS 121). As a result, the Partnership established a reserve for the impairment of the value of assets leased to Barney's in the amount of $778,169. Of this amount, $557,563 related to the adoption of FAS 121. See Note 9 to the financial statements included as Item 8 of Part I of this report for additional information regarding the reserve.

The Partnership's provision for losses and impairments increased by $952,855. The reserve related to Barney's constitutes the majority of the Partnership's provision for losses and impairments. The remainder was a general reserve. Reserves for losses were first established in the fourth quarter of 1994. The amounts provided, exclusive of the amounts related to Barney's, increased over 1994. Provisions for losses and impairments were made in one quarter in 1994 and were made in all four quarters in 1995.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Notes to Financial Statements attached hereto at pages 11 through 26.

                         REPORT OF INDEPENDENT AUDITORS






The Partners
ATEL Cash Distribution Fund V, L.P.


We have audited the accompanying balance sheets of ATEL Cash Distribution Fund V, L.P. as of December 31, 1996 and 1995 and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Cash Distribution Fund V, L.P. at December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                                               ERNST & YOUNG LLP
San Francisco, California
February 7, 1997

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995


                                     ASSETS


                                                        1996             1995
                                                        ----             ----
Cash and cash equivalents                            $1,917,349      $2,401,318

Accounts receivable                                   2,889,713       2,377,496

Other assets                                             10,000          10,000

Investments in equipment and leases                 125,729,656     131,686,535
                                                ---------------- ---------------
Total assets                                       $130,546,718    $136,475,349
                                                ================ ===============


                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                   $41,496,203     $19,129,298

Line of credit                                        9,921,190      26,292,088

Accounts payable:
     Equipment purchases                                464,604          14,097
     General Partner                                    295,705       1,026,433
     Other                                              284,929         814,853

Deposits due to lessees                                       -         627,508

Accrued interest payable                                232,808         381,631

Unearned lease income                                 1,305,596         817,306
                                                ---------------- ---------------
Total liabilities                                    54,001,035      49,103,214

Partners' capital:
     General Partner                                     51,087          22,568
     Limited Partners                                76,494,596      87,349,567
                                                ---------------- ---------------
Total partners' capital                              76,545,683      87,372,135
                                                ---------------- ---------------
Total liabilities and partners' capital            $130,546,718    $136,475,349
                                                ================ ===============

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                            STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                                1996            1995             1994
                                                                                ----            ----             ----
Revenues:
Leasing activities:
   Operating leases                                                            $20,476,748     $18,195,191      $9,773,188
   Direct financing leases                                                       2,911,529       1,406,960         553,302
   Leveraged leases                                                                178,390         217,129         180,284
   Gain on sales of assets                                                       1,325,132         933,289           2,564

Interest income                                                                     39,898         124,308         294,207
Other                                                                               56,225           7,792           5,911
                                                                           ---------------- --------------- ---------------
                                                                                24,987,922      20,884,669      10,809,456
Expenses:

Depreciation and amortization                                                   15,351,574      14,600,474       8,135,951
Equipment and incentive management fees to General Partner                       1,725,751       1,623,818       1,013,448
Interest expense                                                                 3,962,860       1,222,050          61,036
Provision for losses and impairments                                               255,294         987,013          34,158
Administrative cost reimbursements to General Partner                              455,316         535,812         706,324
Professional fees                                                                  117,566         110,744          65,028
Other                                                                              428,631         176,847         113,981
                                                                           ---------------- --------------- ---------------
                                                                                22,296,992      19,256,758      10,129,926
                                                                           ---------------- --------------- ---------------
Income before extraordinary item                                                 2,690,930       1,627,911         679,530
Extraordinary gain on early extinguishment of debt                                 160,955               -               -
                                                                           ---------------- --------------- ---------------
Net income                                                                      $2,851,885      $1,627,911        $679,530
                                                                           ================ =============== ===============

Net income:
     General Partner                                                               $28,519         $16,279          $6,795
     Limited Partners                                                            2,823,366       1,611,632         672,735
                                                                           ---------------- --------------- ---------------
                                                                                $2,851,885      $1,627,911        $679,530
                                                                           ================ =============== ===============

Income before extraordinary item per limited partnership unit                       $0.21            $0.13           $0.08
Extraordinary gain on early extinguishment of debt per limited
   partnership unit                                                                  0.02                -               -
                                                                           --------------- ---------------- ---------------
Net income per Limited Partnership unit                                             $0.23            $0.13           $0.08
                                                                           =============== ================ ===============

Weighted average number of units outstanding                                   12,497,713       12,498,550       8,437,365

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                   Limited Partners
                                                                   ----------------           General
                                                               Units           Amount          Partner          Total
                                                               -----           ------          -------          -----
Balance January 1, 1994                                         4,412,259      $36,832,822           ($506)    $36,832,316

Capital contributions                                           8,087,791       80,877,910                      80,877,910
Less selling commissions to affiliates                                          (7,683,401)                     (7,683,401)
Other syndication costs to affiliates                                           (3,533,403)                     (3,533,403)
Distributions to Limited Partners ($0.97  per Unit)                             (8,223,081)                     (8,223,081)
Net loss                                                                           672,735           6,795         679,530
                                                           --------------- ---------------- --------------- ---------------

Balance December 31, 1994                                      12,500,050       98,943,582           6,289      98,949,871

Other syndication costs to affiliates                                              (89,139)                        (89,139)
Capital contributions rescinded                                    (1,500)         (15,000)                        (15,000)
Distributions to Limited Partners ($1.05  per Unit)                            (13,101,508)                    (13,101,508)
Net income                                                                       1,611,632          16,279       1,627,911
                                                           --------------- ---------------- --------------- ---------------
Balance December 31, 1995                                      12,498,550       87,349,567          22,568      87,372,135

Limited Partnership Units repurchased                              (1,550)          (5,512)                         (5,512)
Distributions to Limited Partners ($1.09  per Unit)                            (13,672,825)                    (13,672,825)
Net income                                                                       2,823,366          28,519       2,851,885
                                                           --------------- ---------------- --------------- ---------------
Balance December 31, 1996                                      12,497,000      $76,494,596         $51,087     $76,545,683
                                                           =============== ================ =============== ===============





                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                                1996            1995             1994
                                                                                ----            ----             ----
Operating activities:
Net income                                                                      $2,851,885      $1,627,911        $679,530
Adjustment to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                              15,351,574      14,600,474       8,135,951
     Provision for losses and impairments                                          255,294         987,013          34,158
     Leveraged lease income                                                       (178,390)       (217,129)        (82,407)
     Gain on sales of assets                                                    (1,325,132)       (933,289)         (2,564)
     Extraordinary gain on early extinguishment of debt                           (160,955)              -               -
     Changes in operating assets and liabilities:
         Accounts receivable                                                      (512,217)     (1,015,951)       (692,153)
         Other assets                                                                    -               -         (10,000)
         Accounts payable, General Partner                                        (730,728)       (362,779)        588,788
         Accounts payable, other                                                  (529,924)        723,603          17,886
         Accrued interest payable                                                 (148,823)        334,642          46,989
         Deposits due to lessees                                                  (627,508)           (217)        627,725
         Unearned lease income                                                     488,290          56,670         709,317
                                                                           ---------------- --------------- ---------------
Net cash provided by operating activities                                       14,733,366      15,800,948      10,053,220

Investing activities:
Purchases of equipment on operating leases                                     (16,665,304)    (26,990,580)    (56,464,037)
Proceeds from sales of assets                                                    5,900,451       6,930,477          22,572
Decrease (increase) of net investment in leveraged leases                          458,388        (105,594)              -
Purchases of equipment on direct financing leases                               (1,639,128)    (23,121,223)    (13,324,151)
Reduction of net investment in direct financing leases                           4,396,705       2,604,517       1,513,782
Purchases of equipment on leveraged leases                                               -      (2,099,438)     (3,444,120)
Initial direct lease costs paid to General Partner                                (147,072)     (1,818,287)     (2,738,556)
Purchase of residual value interests                                                     -        (835,760)              -
                                                                           ---------------- --------------- ---------------
Net cash used in investing activities                                           (7,695,960)    (45,435,888)    (74,434,510)

Financing activities:
Borrowings under line of credit                                                 18,098,333      33,994,956               -
Repayments of borrowings under line of credit                                  (34,469,231)     (7,702,868)     (2,305,623)
Proceeds of non-recourse debt                                                   30,770,985      14,593,242       6,136,233
Repayments of non-recourse debt                                                 (8,243,125)     (1,600,177)              -
Distributions to Limited Partners                                              (13,672,825)    (13,101,508)     (8,223,081)
Payment of syndication costs to General Partner                                          -         (89,139)    (11,216,804)
Limited Partnership Units repurchased                                               (5,512)              -               -
Capital contributions rescinded                                                          -         (15,000)              -
Capital contributions received                                                           -               -      80,877,910
Unadmitted subscriptions for Limited Partnership units                                   -               -        (103,980)
                                                                           ---------------- --------------- ---------------
Net cash (used in) provided by financing activities                             (7,521,375)     26,079,506      65,164,655
                                                                           ---------------- --------------- ---------------

Net (decrease) increase in cash and cash equivalents                              (483,969)     (3,555,434)        783,365
Cash and cash equivalents at beginning of period                                 2,401,318       5,956,752       5,173,387
                                                                           ---------------- --------------- ---------------
Cash and cash equivalents at end of period                                      $1,917,349      $2,401,318      $5,956,752
                                                                           ================ =============== ===============

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                   (CONTINUED)


                                                                                1996            1995             1994
                                                                                ----            ----             ----

Supplemental disclosures of cash flow information:
Cash paid during the year for interest                                          $4,111,683        $887,408         $14,047
                                                                           ================ =============== ===============

Schedule of non-cash transactions:

Operating lease assets reclassified to direct financing leases                  $2,798,303
Less accumulated depreciation                                                     (773,303)
                                                                           ----------------
                                                                                $2,025,000
                                                                           ================

Operating lease assets reclassified to assets held for sale or lease               $35,262
Less accumulated depreciation                                                       (1,070)
                                                                           ----------------
                                                                                   $34,192
                                                                           ================






                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


1.  Organization and Partnership matters:

ATEL Cash Distribution Fund V, L.P. (the Partnership), was formed under the laws of the State of California in September 1992, for the purpose of acquiring equipment to engage in equipment leasing and sales activities. Contributions in the amount of $600 were received as of October 6, 1992, $100 of which represented the General Partner's continuing interest, and $500 of which represented the Initial Limited Partners' capital investment (no other financial activity occurred in 1992).

Upon the sale of the minimum amount of Units of Limited Partnership interest (Units) of $1,200,000 and the receipt of the proceeds thereof on March 19, 1993, the Partnership commenced operations.

The Partnership or the General Partner on behalf of the Partnership, incurred costs in connection with the organization, registration and issuance of the Units. The amount of such costs to be born by the Partnership was limited to 15% of Gross Proceeds of up to $25,000,000 and 14% of Gross Proceeds in excess of $25,000,000.

The Partnership's business consists of leasing various types of equipment. As of December 31, 1996, the original terms of the leases ranged from one to twenty years.

Pursuant to the Limited Partnership Agreement, the General Partner receives compensation and reimbursements for services rendered on behalf of the Partnership (Note 5). The General Partner is required to maintain in the Partnership reasonable cash reserves for working capital, the repurchase of Units and contingencies.


2.  Summary of significant accounting policies:

Equipment on operating leases:

Revenues from operating leases are recognized evenly over the life of the related leases.

Equipment on operating leases is stated at cost. Depreciation is being provided by use of the straight-line method over the terms of the related leases to the equipment's estimated residual values at the end of the leases.

Direct financing leases:

Income from direct financing lease transactions is reported on the financing method of accounting, in which the Partnership's investment in the leased property is reported as a receivable from the lessee to be recovered through future rentals. The income portion of each rental payment is calculated so as to generate a constant rate of return on the net receivable outstanding.

Investment in leveraged leases:

Leases which are financed principally with non-recourse debt at lease inception and which meet certain other criteria are accounted for as leveraged leases. Leveraged lease contracts receivable are stated net of the related

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


2.  Summary of significant accounting policies (continued):

non-recourse  debt  service  (which  includes  unpaid  principal  and  aggregate interest on such debt) plus estimated residual values. Unearned income represents the excess of anticipated cash flows (after taking into account the related debt service and residual values) over the investment in the lease and is amortized using a constant rate of return applied to the net investment when such investment is positive.

Statements of cash flows:

For purposes of the Statements of Cash Flows, cash and cash equivalents includes cash in banks and cash equivalent investments with original maturities of ninety days or less.

Income taxes:

The Partnership does not provide for income taxes since all income and losses are the liability of the individual partners and are allocated to the partners for inclusion in their individual tax returns.

The tax basis of the Partnership's net assets and liabilities varies from the amounts presented in these financial statements.
                                                       1996             1995
                                                       ----             ----
Financial statement basis of net assets and
   liabilities                                      $76,545,683     $87,372,135
Tax basis of net assets and liabilities              51,668,477      72,840,637
                                                ---------------- ---------------
Difference                                          $24,877,206     $14,531,498
                                                ================ ===============

The following reconciles the net income reported in these financial statements to the loss reported on the Partnership's federal tax return (unaudited):
                                                       1996             1995
                                                       ----             ----
Net income per financial statements                  $2,851,885      $1,627,911
Adjustment to depreciation expense                  (18,949,366)    (19,492,254)
Adjustments to lease revenues                         8,509,318       5,045,571
Extraordinary gain on extinguishment of debt           (160,955)              -
Provision for losses                                    255,294         987,013
Adjustments to interest expense                               -         (21,110)
Other                                                         -          21,110
                                                ---------------- ---------------
Net loss per federal tax return                     ($7,493,824)   ($11,831,759)
                                                ================ ===============

Credit Risk:

Financial instruments which potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


2.  Summary of significant accounting policies (continued):

Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Per unit data:

Net income and distributions per unit are based upon the weighted average number of units outstanding during the period.


3.  Investments in equipment and leases:

As of December 31, 1996, the Partnership's investments in equipment and leases consist of the following:

                                                                            Depreciation
                                                                             Expense or       Reclass-
                                                                            Amortization    ifications or
                                                1995         Additions        of Leases     Dispositions         1996
                                                ----         ---------        ---------     ------------         ----
Net investment in operating leases            $90,328,014     $17,115,811     ($14,163,444)    ($5,968,276)    $87,312,105
Net investment in direct financing
   leases                                      32,688,774       1,639,128       (4,396,705)        717,165      30,648,362
Net investment in leveraged leases              4,854,410                      -  (279,998)       (262,125)      4,312,287
Assets held for sale or lease                           -               -           (4,992)        159,750         154,758
Residual value interests                          835,760               -                -               -         835,760
Reserve for losses                             (1,021,171)       (255,294)               -         778,167        (498,298)
Initial direct costs, net of accumulated
   amortization of $2,189,959 in 1996
   and $1,497,737 in 1995                       4,000,748         147,072       (1,183,138)              -       2,964,682
                                           --------------- --------------- ---------------- --------------- ---------------
                                             $131,686,535     $18,646,717     ($20,028,277)    ($4,575,319)   $125,729,656
                                           =============== =============== ================ =============== ===============

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


3.  Investments in equipment and leases (continued):

Operating leases:

Property on operating lease consists of the following as of December 31, 1995, additions and dispositions during 1996 and as of December 31, 1996:

                                                                                              Reclass-
                                                                                            ifications or
                                                                1995          Additions     Dispositions         1996
                                                                ----          ---------     ------------         ----
Transportation                                                $34,422,258      $15,656,550     ($8,396,995)    $41,681,813
Construction                                                   24,075,113                -               -      24,075,113
Materials handling                                             17,778,985          278,117               -      18,057,102
Mining                                                         15,164,692                -               -      15,164,692
Furniture and fixtures                                         10,475,743                -      (3,365,947)      7,109,796
Manufacturing                                                   2,834,155          641,430               -       3,475,585
Printing                                                        2,325,000                -               -       2,325,000
Office automation                                               2,076,126          539,714        (237,685)      2,378,155
Food processing                                                 1,826,162                -               -       1,826,162
Other                                                             353,612                -         (70,200)        283,412
                                                           --------------- ---------------- --------------- ---------------
                                                              111,331,846       17,115,811     (12,070,827)    116,376,830
Less accumulated depreciation                                 (21,003,832)     (14,163,444)      6,102,551     (29,064,725)
                                                           --------------- ---------------- --------------- ---------------
                                                              $90,328,014       $2,952,367     ($5,968,276)    $87,312,105
                                                           =============== ================ =============== ===============

Direct financing leases:

As of December 31, 1996, investment in direct financing leases consists of railroad auto racks, railroad tank cars and retail store fixtures. The following lists the components of the Partnership's investment in direct financing leases as of December 31, 1996 and 1995:

                                                                                1996            1995
                                                                                ----            ----
Total minimum lease payments receivable                                        $34,535,417     $35,859,268
Estimated residual values of leased equipment (unguaranteed)                     8,936,243       7,195,484
                                                                           ---------------- ---------------
Investment in direct financing leases                                           43,471,660      43,054,752
Less unearned income                                                           (12,823,298)    (10,365,978)
                                                                           ---------------- ---------------
Net investment in direct financing leases                                      $30,648,362     $32,688,774
                                                                           ================ ===============

All of the property on leases was acquired in 1996, 1995, 1994 and 1993.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


3.  Investments in equipment and leases (continued):

At December 31, 1996, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows:
                                                      Direct
                   Year ending      Operating       Financing
                  December 31,       Leases          Leases           Total
                  ------------       ------          ------           -----
                          1997     $17,030,636      $8,074,041      $25,104,677
                          1998      13,156,989       5,478,854       18,635,843
                          1999       8,864,598       4,949,017       13,813,615
                          2000       5,787,881       3,744,308        9,532,189
                          2001       3,941,207       3,003,681        6,944,888
                    Thereafter       9,061,351       9,285,516       18,346,867
                                --------------- --------------- ----------------
                                   $57,842,662     $34,535,417      $92,378,079
                                =============== =============== ================

Leveraged leases:

As of December 31, 1996, investment in leveraged leases consists of an air separation plant and materials handling equipment. The following lists the components of the Partnership's investment in leveraged leases as of December 31, 1996 and 1995:

                                                                                1996            1995
                                                                                ----            ----
Aggregate rentals receivable                                                    $5,149,595      $7,482,839
Less aggregate principal and interest payable on non-recourse loans             (3,046,744)     (4,915,644)
Estimated residual value of leased assets                                        2,731,886       2,994,011
Less unearned income                                                              (522,450)       (706,796)
                                                                           ---------------- ---------------
Net investment in leveraged leases                                              $4,312,287      $4,854,410
                                                                           ================ ===============


4.  Non-recourse debt:

At December 31, 1996, non-recourse debt, other than that related to leveraged leases which is accounted for as a part of the net investment in leveraged leases, consists of notes payable to financial institutions. The notes are due in varying monthly, quarterly and semi-annual payments. Interest on the notes is at rates from 6.50% to 10.53%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 1996, the carrying value of the pledged assets is approximately $54,865,142. The notes mature from 1997 through 2015.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


4.  Non-recourse debt (continued):

Future minimum payments of non-recourse debt are as follows:

                    Year ending
                   December 31,    Principal        Interest          Total
                   ------------    ---------        --------          -----
                          1997      $7,318,530       $3,007,584     $10,326,114
                          1998       7,987,836        2,416,170      10,404,006
                          1999       6,149,056        1,831,354       7,980,410
                          2000       4,499,170        1,377,666       5,876,836
                          2001       4,337,075        1,005,577       5,342,652
                    Thereafter      11,204,536        4,616,457      15,820,993
                                --------------- ---------------- ---------------
                                   $41,496,203      $14,254,808     $55,751,011
                                =============== ================ ===============


5.  Related party transactions:

The terms of the Limited Partnership  Agreement provide that the General Partner
and/or   Affiliates   are  entitled  to  receive   certain  fees  for  equipment
acquisition, management and resale and for management of the Partnership.

The Limited Partnership Agreement allows for the reimbursement of costs incurred by the General Partner in providing administrative services to the Partnership. Administrative services provided include Partnership accounting, investor relations, legal counsel and lease and equipment documentation. The General Partner is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services, such as acquisition and disposition of equipment. Reimbursable costs incurred by the General Partner are allocated to the Partnership based upon actual time incurred by employees working on Partnership business and an allocation of rent and other costs based on utilization studies.

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

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

5.  Related party transactions (continued):

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements pursuant to the Limited Partnership Agreement as follows during 1996, 1995 and 1994:

                                                                                         1996            1995             1994
                                                                                         ----            ----             ----
Selling commissions (equal to 9.5% of the selling price of the
Limited Partnership units, deducted from Limited Partners' capital)                                                     $7,683,401

Reimbursement of other syndication costs                                                                   $89,139       3,533,403

Acquisition  fees equal to 3.5% of the equipment  purchase price, for evaluating and  selecting  equipment to be acquired (not to exceed  approximately  4.75% of
Gross Proceeds, included in
investment in leases)                                                                     $147,072       1,818,287       2,738,556

Incentive  management  fees  (computed  as  5% of  distributions  of  cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees  (computed as 5% of gross revenues from  operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited Partnership Agreement).                         1,725,751       1,623,818       1,013,448

Administrative costs reimbursed to General Partner                                         455,316         535,812         706,324
                                                                                   ---------------- --------------- ---------------
                                                                                        $2,328,139      $4,067,056     $15,675,132
                                                                                   ================ =============== ===============


6.  Partners' capital:

As of December 31, 1996, 12,497,000 Units were issued and outstanding (in addition to the Units issued to the Initial Limited Partners). The Partnership is authorized to issue up to 12,500,000 Units of Limited Partnership interest in addition to those issued to the initial Limited Partners.

The Partnership Net Profits, Net Losses, and Tax Credits are to be allocated 99% to the Limited Partners and 1% to the General Partner.

Available Cash from Operations and Cash from Sales and Refinancing, as defined in the Limited Partnership Agreement, shall be distributed as follows:

     First, 5% of Distributions of Cash from Operations to the General Partner as Incentive Management Compensation.

     Second, the balance to the Limited Partners until the Limited Partners have received Aggregate Distributions in an amount equal to their Original Invested Capital, as defined, plus a 10% per annum cumulative (compounded daily) return on their Adjusted Invested Capital.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


6.  Partners' capital (continued):

     Third,   the  General   Partner  will   receive  as  Incentive   Management
Compensation, the following:

          (A)  10% of remaining Cash from Operations,

          (B) 15% of remaining Cash from Sales or Refinancing.

     Fourth, the balance to the Limited Partners.


7.  Concentration of credit risk and major customers:

The Partnership leases equipment to lessees in diversified industries. Leases are subject to the General Partner's credit committee review. The leases provide for the return of the equipment upon default.

As of December 31, 1996, 1995 and 1994, there were concentrations (greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

                                        1996            1995             1994
                                        ----            ----             ----
Rail transportation                      24%             19%             26%
Mining                                   16%             20%             17%
Petroleum and coal products              11%             13%              *
Food processing                           *              10%              *
                        *  Less than 10%.

During 1996, two customers comprised 16% and 11% of the Partnership's revenues from leases. During 1995, two customers comprised 14% and 12% of the Partnership's revenues from leases. During 1994, two customers comprised 14% and 10% of the Partnership's revenues from leases.


8.  Line of credit:

The Partnership participates with the General Partner and certain of its Affiliates in a $90,000,000 revolving credit agreement with a group of financial institutions which expires on October 28, 1997. The agreement includes an acquisition facility and a warehouse facility which are used to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the Affiliates, the Partnership and the General Partner.

During 1996, the Partnership had borrowed $18,098,333 under the line of credit. Repayments on the line of credit were $34,469,231 during 1996 and $9,921,190 remained outstanding as of December 31, 1996. At December 31, 1996, the rates on such borrowings varied from 7.12% to 8.25%.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


8.  Line of credit (continued):

In addition, certain of the Affiliates had borrowed an aggregate of $9,821,300 under the warehouse facility as of December 31, 1996.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of December 31, 1996. At December 31, 1996, $38,857,117 was available under this agreement.

During 1995, the Partnership had borrowed $33,994,956 under the line of credit. Of those amounts, $7,702,868 was repaid during 1995 and $26,292,088 remained outstanding as of December 31, 1995.


9.  Extraordinary gain on extinguishment of debt:

In January 1996, Barney's, Inc., one of the Partnership's lessees filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In accordance with Financial Accounting Standards Board Statement No. 121 (FAS 121) the Partnership determined that the assets under an operating lease to this particular lessee were impaired as of December 31, 1995. The Partnership estimated that only a portion of the contractual cash flows would be received under the lease. Under FAS 121, the estimated cash flows were discounted at the effective rate of the non-recourse debt related to the lease and the assets were written down to the present value of those cash flows.

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
                                                                ================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


9.  Extraordinary gain on extinguishment of debt (continued):

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
                                                                ================


10.  Fair value of financial instruments:

The Partnership has adopted Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," which requires disclosure of the fair value of financial instruments for which it is practicable to estimate fair value. The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Cash and cash equivalents:

The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these instruments.

Accounts payable, accrued interest and customer deposits:

The carrying amounts of accounts payable, accrued interest and customer deposits approximate fair value because of the short maturity of these instruments.

Non-recourse debt:

The fair value of the Partnership's non-recourse debt is estimated using discounted cash flow analyses, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Partnership's non-recourse debt at December 31, 1996 is $39,629,318.

Line of credit:

The  carrying  amount  of  the  Partnership's   variable  rate  line  of  credit
approximates fair value.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON
         ACCOUNTING AND FINANCIAL DISCLOSURES

Inapplicable.


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

The registrant is a Limited Partnership and, therefore, has no officers or directors.

All of the outstanding capital stock of ATEL Financial Corporation (the General Partner) is held by ATEL Capital Group ("ACG"), a holding company formed to control the General Partner and affiliated companies pursuant to a corporate restructuring completed in July 1994. The outstanding capital stock of ATEL Capital Group is owned 75% by A. J. Batt and 25% by Dean Cash, and was obtained in the restructuring in exchange for their capital interests in ATEL Financial Corporation.

Each of ATEL Leasing Corporation ("ALC"), ATEL Equipment Corporation ("AEC"), ATEL Investor Services ("AIS") and ATEL Financial Corporation ("AFC") is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Partnership. Acquisition services are performed for the Partnership by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Partnership are performed by AFC. ATEL Securities Corporation ("ASC"), is a wholly-owned subsidiary of ATEL Financial Corporation.

The officers and directors of ATEL Capital Group, ATEL Financial Corporation and their affiliates are as follows:

A. J. Batt . . . . . . . . Chairman of the Board of Directors of ACG, AFC, ALC,
                           AEC, AIS and ASC; President and Chief Executive Officer of ACG, AFC and AEC

Dean L. Cash . . . . . . . Director, Executive Vice President and Chief
                           Operating Officer of ACG, AFC, and AEC; Director, President and Chief Executive Officer of ALC, AIS and ASC

F. Randall Bigony . . . .  Senior Vice President and Chief Financial Officer of
                           ACG, AFC, ALC, AIS and AEC

Donald E. Carpenter . . .  Vice President and Controller of ACG, AFC, ALC, AEC
                           and AIS; Chief Financial Officer of ASC

Vasco H. Morais . . . . .  General Counsel for ACG, AFC, ALC, AIS and AEC

William J. Bullock . . . . Director of Asset Management of AEC

Jeffrey A. Schwager . . .  Vice President - Syndication of ALC

Russell H. Wilder . . . .  Vice President - Credit of AEC

John P. Scarcella . . . .  Vice President of ASC

A. J. Batt, age 60, founded ATEL in 1977 and has been its president and chairman of the board of directors since its inception. From 1973 to 1977, he was employed by GATX Leasing Corporation as manager-data processing and equity placement for the lease underwriting department, which was involved in equipment financing for major corporations. From 1967 to 1973 Mr. Batt was a senior technical representative for General Electric Corporation, involved in sales and support services for computer time-sharing applications for corporations and financial institutions. Prior to that time, he was employed by North American Aviation as an engineer involved in the Apollo project. Mr. Batt received a B.Sc. degree with honors in mathematics and physics from the University of British Columbia in 1961.

Dean L. Cash, age 46, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

F. Randall Bigony, age 39, joined ATEL in 1992 to review administrative operations within ATEL Financial Corporation and to develop and implement functional plans to support company growth. He currently oversees ATEL's accounting, MIS and treasury functions. From 1987 until joining ATEL, Mr. Bigony was president of F. Randall Bigony & Co., a consulting firm that provided financial and strategic planning services to emerging growth companies. From 1983 to 1987, he was a manager with the accounting firm of Ernst & Whinney, serving clients in its management consulting practice. Mr. Bigony received a B.A. degree in business from the University of Massachusetts and an M.B.A. degree in finance from the University of California, Berkeley. He is a founding board member and acting treasurer of the I Have a Dream Foundation Bay Area Chapter.

Donald E. Carpenter, age 48, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 38, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley and a J.D. degree in 1986 from Golden Gate University Law School. Mr. Morais has been an active member of the State Bar of California since 1986.

William J. Bullock, age 33, joined ATEL in 1991, as the director of asset management. He assumed responsibility for the disposition of off-lease equipment and residual valuation analysis on new lease transactions. Prior to joining ATEL, Mr. Bullock was a senior member of the equipment group at McDonnell Douglas Finance Corporation("MDFC") responsible for managing its $4 billion portfolio of leases. Mr. Bullock was involved in negotiating sales and renewals as well as preparing and inspecting equipment. Prior to joining MDFC in 1989, Mr. Bullock was the Senior Negotiator at Equitable Leasing (a subsidiary of GE Capital Equipment Corp.) in San Diego. At Equitable, he handled the end-of-lease negotiations and equipment dispositions of a portfolio comprised of equipment leased primarily to Fortune 200 companies. Mr. Bullock has been a member of the Equipment Lessors Association ("ELA") since 1987 and has authored ELA industry articles. He received a B.S. degree in Finance in 1987 from San Diego State University and is pursuing his M.B.A.

Jeffrey A. Schwager, age 36, joined ATEL in 1991 as vice president - syndication and is responsible for acquiring transactions from intermediaries as well as debt and equity placement. Prior to joining ATEL, Mr. Schwager was a member of General Electric Capital Corporation's Institutional Financing Group. There, he was responsible for originating equipment lease and corporate finance opportunities, as well as soliciting equipment portfolios in conjunction with marketing a proprietary capital enhancement product. From 1985 through 1990, Mr. Schwager held several positions with Bank Ireland/First Financial, most recently Vice President Marketing, where he was responsible for originating and negotiating tax-oriented leveraged lease financings for Fortune 500 companies. From 1983 to 1985 Mr. Schwager was an Associate Consultant with The Bigelow Company, a middle market investment banking and management consulting firm, developing and implementing strategic plans for a number of clients. Prior to The Bigelow Company, he worked for Petro-Lewis Corporation as a joint-interest accountant. Mr. Schwager received his B.S. in Business Administration from Babson College in 1982, majoring in Finance and Entrepreneurial Studies.

Russell H. Wilder, age 42, joined ATEL in 1992 as Vice President of ATEL Business Credit, a wholly-owned subsidiary of ACG. Immediately prior to joining ATEL, Mr. Wilder was a personal property broker specializing in equipment leasing and financing and an outside contractor in the areas of credit and collections. From 1985 to 1990 he was Vice President and Manager of Leasing for Fireside Thrift Co., a Teledyne subsidiary, and was responsible for all aspects of setting up and managing the department, which operated as a small ticket lease funding source. From 1983 to 1985 he was with Wells Fargo Leasing Corporation as Assistant Vice President in the credit department where he oversaw all credit analysis on transactions in excess of $2 million. From 1978 to 1983 he was District Credit Manager with Westinghouse Credit Corporation's Industrial Group and was responsible for all non-marketing operations of various district offices. Mr. Wilder holds a B.S. with Honors in Agricultural Economics and Business Management from the University of California at Davis. He has been awarded the Certified Lease Professional designation by the Western Association of Equipment Lessors.

John P. Scarcella, age 35, joined ATEL Securities as vice president in 1992. He is involved in the marketing of securities offered by ASC. Prior to joining ASC, from 1987 to 1991, he was employed by Lansing Pacific Fund, a real estate investment trust in San Mateo, California and acted as director of investor relations. From 1984 to 1987, Mr. Scarcella acted as broker dealer representative for Lansing Capital Corporation, where he was involved in the marketing of direct participation programs and REITs. Mr. Scarcella received a B.S.C. degree with emphasis in investment finance in 1983 and an M.B.A. degree with a concentration in marketing in 1991 from Santa Clara University.

Item 11.  EXECUTIVE COMPENSATION

The registrant is a Limited Partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the General Partner and their affiliates. The amount of such remuneration paid through December 31, 1996 is set forth in Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 5 thereof which information is hereby incorporated by reference.

Selling Commissions

The Partnership paid selling commissions in the amount of 9.5% of Gross Proceeds, as defined, ($11,875,000) to ATEL Securities Corporation, an affiliate of the General Partner. Of this amount, $10,170,534 was reallowed to other broker/dealers.

Acquisition Fees

Acquisition fees are to be paid to the General Partner for services rendered in finding, reviewing and evaluating equipment to be purchased by the Partnership and rejecting equipment not to be purchased by the Partnership. The total amount of acquisition fees to be paid to the General Partner or their Affiliates is not to exceed 3.5% of the aggregate purchase piece of equipment acquired, not to exceed approximately 4.75% of the Gross Proceeds of the Offering.

The maximum amount of such fees to be paid is $5,929,583, all of which had been paid as of December 31, 1996.

Equipment Management Fees

As compensation for its services rendered generally in managing or supervising the management of the Partnership's equipment and in supervising other ongoing services and activities including, among others, arranging for necessary maintenance and repair of equipment, collecting revenue, paying operating expenses, determining the equipment is being used in accordance with all operative contractual arrangements, property and sales tax monitoring and preparation of financial data, the General Partner or its affiliates are entitled to receive management fees which are payable for each fiscal quarter and are to be in an amount equal to (i) 5% of the gross revenues from "operating" leases and (ii) 2% of gross revenues from "full payout" leases which contain net lease provisions. See Note 5 to the financial statements included at
Item 8 of this report for amounts paid.

Incentive Management Fees

As compensation for its services rendered in establishing and maintaining the composition of the Partnership's equipment portfolio and its acquisition and debt strategies and supervising fund administration including supervising the preparation of reports and maintenance of financial and operating data of the Partnership, Securities and Exchange Commission and Internal Revenue Service filings, returns and reports, the General Partner shall be entitled to receive the Partnership management fee which shall be payable for each fiscal quarter and shall be an amount equal to 5% of distributions of cash from operations until such time as the Limited Partners have received aggregate distributions of cash from operations in an amount equal to their original invested capital plus a 10% per annum return on their average adjusted invested capital (as defined in the Limited Partnership Agreement). Thereafter, the incentive management fee shall be 15% of all distributions of cash from operations, sales or refinancing. See Note 5 to the financial statements included at Item 8 of this report for amounts paid.

Equipment Resale Fees

As compensation for services rendered in connection with the sale of equipment, the General Partner shall be entitled to receive an amount equal to the lesser of (i) 3% of the sales price of the equipment, or (ii) one-half the normal competitive equipment sales commission charged by unaffiliated parties for such services. Such fee is payable only after the Limited Partners have received a return of their adjusted invested capital (as defined in the Limited Partnership Agreement) plus 10% of their adjusted invested capital per annum calculated on a cumulative basis, compounded daily, commencing the last day of the quarter in which the limited partner was admitted to the Partnership. To date, none have been accrued or paid.

Equipment Re-lease Fee

As compensation for providing re-leasing services, the General Partner shall receive fees equal to 2% of the gross rentals or the comparable competitive rate for such services relating to comparable equipment, whichever is less, derived from the re-lease provided that (i) the General Partner or their affiliates have and will maintain adequate staff to render such services to the Partnership,
(ii) no such re-lease fee is payable in connection with the re-lease of equipment to a previous lessee or its affiliates, (iii) the General Partner or its affiliates have rendered substantial re-leasing services in connection with such re-lease and (iv) the General Partner or its affiliates are compensated for rendering equipment management services.

General Partner's Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 99% to the Limited Partners and 1% to the general partner. See the statements of income included in
Item 8 of this report for the amounts allocated to the general and Limited Partners in 1996, 1995 and 1994.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 1996 no investor is known to the Partnership to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The shareholders of the General Partner are beneficial owners of Limited Partnership Units as follows:

(1)                         (2)                         (3)                            (4)
                            Name and Address of         Amount and Nature of           Percent
Title of Class              Beneficial Owner            Beneficial Ownership           of Class

Limited Partnership Units   A. J. Batt                  Initial Limited Partner Units  0.0002%
                            235 Pine Street, 6th Floor  25 Units ($250)
                            San Francisco, CA 94104     (owned by wife)

Limited Partnership Units   Dean Cash                   Initial Limited Partner Units  0.0002%
                            235 Pine Street, 6th Floor  25 Units ($250)
                            San Francisco, CA 94104     (owned by wife)

Changes in Control

The Limited Partners have the right, by vote of the Limited Partners owning more than 50% of the outstanding limited Partnership units, to remove a General Partner.

The General Partner may at any time call a meeting of the Limited Partners or a vote of the Limited Partners without a meeting, on matters on which they are entitled to vote, and shall call such meeting or for vote without a meeting following receipt of a written request therefor of Limited Partners holding 10% or more of the total outstanding Limited Partnership units.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to Item 1 of this report under the caption "Equipment Leasing Activities," Item 8 of this report under the caption "Financial Statements and Supplemental Data - Notes to the Financial Statements - Related party transactions" at Note 5 thereof, and Item 11 of this report under the caption "Executive Compensation," are hereby incorporated herein by reference.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

                       (a) Financial Statements and Schedules
                         1.Financial Statements
                           Included in Part II of this report: Report of Independent Auditors Balance Sheets at December 31, 1996 and 1995 Statements of Operations for the years ended December 31, 1996, 1995 and 1994 Statements of Changes in Partners' Capital for the years ended December 31, 1996, 1995 and 1994
                           Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994 Notes to Financial Statements

                         2.Financial Statement Schedules
                           All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                       (b) Reports on Form 8-K for the fourth quarter of 1996
                           None

                       (c) Exhibits
                           (3) and (4) Agreement of Limited Partnership, included as Exhibit B to Prospectus (Exhibit 28.1), is incorporated herein by reference to the Report on From 10K for the period ended December 31, 1993 (File No. 33-53162)

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                     Date: 3/27/1997

                       ATEL Cash Distribution Fund V, L.P.
                                            (Registrant)


                       By: ATEL Financial Corporation,
                           General Partner of Registrant



                                      By:  /s/  A. J. Batt
                                           ------------------------------------
                                           A. J. Batt,
                                           President and Chief Executive Officer
                                           of ATEL Financial Corporation
                                           (General Partner)




                                      By:   /s/ Dean Cash
                                           ------------------------------------
                                           Dean Cash,
                                           Executive Vice President of ATEL
                                           Financial Corporation (General
                                           Partner)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.


SIGNATURE                      CAPACITIES                           DATE

 /s/ A. J. Batt                President, chairman and              3/27/1997
---------------------          chief executive officer of
     A. J. Batt                ATEL Financial Corporation



 /s/ Dean Cash                 Executive vice president and         3/27/1997
---------------------          director of ATEL Financial
     Dean Cash                 Corporation



 /s/ F. Randall Bigony         Principal financial officer          3/27/1997
-----------------------        of registrant; principal
     F. Randall Bigony         financial officer of ATEL
                               Financial Corporation



 /s/ Donald E. Carpenter       Principal accounting officer         3/27/1997
------------------------       of registrant; principal
     Donald E. Carpenter       accounting officer of ATEL
                               Financial Corporation





Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act:

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.