Form 10-Q
period 1997-03-31
ATEL CASH DISTRIBUTION FUND V L P
filed 1997-05-14
CIK 892875

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                           For the quarterly period ended March 31, 1997

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

                                                     Yes         |X|
                                                      No         |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                 BALANCE SHEETS

                      MARCH 31, 1997 AND DECEMBER 31, 1996
                                   (Unaudited)


                                     ASSETS

                                                      1997              1996
                                                      ----              ----
Cash and cash equivalents                          $1,128,786        $1,917,349

Accounts receivable                                 1,986,678         2,889,713

Other assets                                           10,000            10,000

Investments in leases                             120,946,089       125,729,656
                                             ----------------- -----------------
Total assets                                     $124,071,553      $130,546,718
                                             ================= =================


                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                 $40,887,413       $41,496,203
Line of credit                                      7,200,000         9,921,190
Accounts payable:
   Equipment purchases                                331,704           464,604
   General Partner                                    140,180           295,705
   Other                                              289,664           284,929
Accrued interest expense                              205,321           232,808
Unearned operating lease income                     1,188,295         1,305,596
                                             ----------------- -----------------
Total liabilities                                  50,242,577        54,001,035
Partners' capital:
     General Partner                                   58,273            51,087
     Limited Partners                              73,770,703        76,494,596
                                             ----------------- -----------------
Total partners' capital                            73,828,976        76,545,683
                                             ----------------- -----------------
Total liabilities and partners' capital          $124,071,553      $130,546,718
                                             ================= =================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                INCOME STATEMENTS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 1997 AND 1996
                                   (Unaudited)

                                                                                                    1997              1996
                                                                                                    ----              ----
Revenues:
   Leasing activities:
      Operating leases                                                                              $5,099,467        $5,048,533
      Direct financing leases                                                                          732,441           812,981
      Leveraged leases                                                                                  40,373            42,620
      Gain on sales of assets                                                                           73,417           138,045
Interest income                                                                                         11,876            14,546
Other                                                                                                    2,227            13,263
                                                                                              ----------------- -----------------
                                                                                                     5,959,801         6,069,988
Expenses:
Depreciation and amortization                                                                        3,637,731         3,860,496
Interest expense                                                                                       920,880           844,556
Equipment and incentive management fees to General Partner                                             399,373           412,874
Administrative cost reimbursements to General Partner                                                   90,436            74,542
Provision for losses                                                                                    59,598            60,700
Professional fees                                                                                       12,342            38,403
Other                                                                                                  120,837            31,599
                                                                                              ----------------- -----------------
                                                                                                     5,241,197         5,323,170
                                                                                              ----------------- -----------------
Net income                                                                                            $718,604          $746,818
                                                                                              ================= =================

Net income:
   General Partner                                                                                      $7,186            $7,468
   Limited Partners                                                                                    711,418           739,350
                                                                                              ----------------- -----------------
                                                                                                      $718,604          $746,818
                                                                                              ================= =================

Net income per Limited Partnership Unit                                                                  $0.06             $0.06
Weighted average number of Units outstanding                                                        12,497,000        12,500,050

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                               THREE MONTH PERIOD
                              ENDED MARCH 31, 1997
                                   (Unaudited)

                                                                            Limited Partners      General
                                                                Units            Amount           Partner            Total

Balance December 31, 1996                                        12,497,000      $76,494,596           $51,087       $76,545,683
Distributions to limited partners                                                 (3,435,311)                -        (3,435,311)
Net income                                                                           711,418             7,186           718,604
                                                           ----------------- ---------------- ----------------- -----------------
Balance March 31, 1997                                           12,497,000      $73,770,703           $58,273       $73,828,976
                                                           ================= ================ ================= =================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                            STATEMENTS OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 1997 AND 1996


                                                                                                    1997              1996
                                                                                                    ----              ----
Operating activities:
Net income                                                                                            $718,604          $746,818
Adjustment to reconcile net income to cash provided by operating activities:
   Depreciation and amortization                                                                     3,637,731         3,860,496
   Gain on sales of lease assets                                                                       (73,417)         (138,045)
   Provision for losses                                                                                 59,598            60,700
   Changes in operating assets and liabilities:
      Accounts receivable                                                                              903,035           321,242
      Accounts payable, General Partner                                                               (155,525)         (683,517)
      Accounts payable, other                                                                            4,735          (563,584)
      Deposits due to lessees                                                                                -          (503,273)
      Accrued interest expense                                                                         (27,487)         (231,618)
      Unearned operating lease income                                                                 (117,301)         (117,802)
                                                                                              ----------------- -----------------
Net cash provided by operations                                                                      4,949,973         2,751,417
                                                                                              ----------------- -----------------

Investing activities:
Purchases of equipment on operating leases                                                            (132,900)      (16,179,635)
Reduction of net investment in direct financing leases                                                 668,473           270,474
Proceeds from sales of lease assets                                                                    408,582           225,764
Reduction of net investment in leveraged leases                                                        115,622           127,314
Initial direct costs paid to General Partner                                                                 -          (122,554)
Purchases of equipment on direct financing leases                                                      (33,022)                -
                                                                                              ----------------- -----------------
Net cash used in investing activities                                                                1,026,755       (15,678,637)
                                                                                              ----------------- -----------------

Financing activities:
Borrowings under line of credit                                                                              -        18,096,000
Repayments of borrowings under line of credit                                                       (2,721,190)      (17,184,447)
Proceeds of non-recourse debt                                                                        1,121,365        15,968,167
Repayments of non-recourse debt                                                                     (1,730,155)       (2,207,036)
Distributions to Limited Partners                                                                   (3,435,311)       (3,364,351)
                                                                                              ----------------- -----------------
Net cash (used in) provided by financing activities                                                 (6,765,291)       11,308,333
                                                                                              ----------------- -----------------

Net (decrease) increase in cash and cash equivalents                                                  (788,563)       (1,618,887)

Cash and cash equivalents at beginning of period                                                     1,917,349         2,401,318
                                                                                              ----------------- -----------------
Cash and cash equivalents at end of period                                                          $1,128,786          $782,431
                                                                                              ================= =================
Supplemental disclosures of cash flow information:
Cash paid during the period for interest                                                              $948,367        $1,076,174
                                                                                              ================= =================
Supplemental schedule of non-cash transactions:
Operating lease assets reclassified to direct financing lease assets                                                  $2,025,000
                                                                                                                =================
Leveraged lease assets reclassified to operating lease assets                                         $902,362
                                                                                              =================
Operating lease assets reclassified to assets held or sale or lease                                    $55,818            $5,916
                                                                                              ================= =================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                   (Unaudited)


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

As of November 15, 1994, the Partnership had received subscriptions for 12,500,000 Limited Partnership Units ($125,000,000) in addition to the Initial Limited Partners' 50 Units. Of those Units, 12,497,000 ($124,970,000) were issued and outstanding as of March 31, 1997.

The Partnership does not make a provision for income taxes since all income and losses will be allocated to the Partners for inclusion in their individual tax returns.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                   (Unaudited)


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                              Depreciation
                                           Balance                             Expense or        Reclassi-          Balance
                                        December 31,                          Amortization      fications or       March 31,
                                            1996              Additions         of Leases       Dispositions          1997
                                            ----              ---------         ---------     - -------------         ----
Net investment in operating
   leases                                    $87,312,105                         ($3,288,661)         $716,392       $84,739,836
Net investment in direct
   financing leases                           30,648,362            $33,022         (668,473)                -        30,012,911
Net investment in leveraged
   leases                                      4,312,287                  -         (115,622)       (1,107,375)        3,089,290
Residual value interests                         835,760                  -                -                 -           835,760
Assets held for sale or lease                    154,758                  -           (1,167)           55,818           209,409
Reserve for losses                              (498,298)                 -          (59,598)                -          (557,896)
Initial direct costs, net of
   accumulated amortization of
   $2,189,959 in 1996 and $2,407,210
   in 1997                                     2,964,682                  -         (347,903)                -         2,616,779
                                     --------------------  ----------------- ---------------- ----------------- -----------------
                                            $125,729,656            $33,022      ($4,481,424)        ($335,165)     $120,946,089
                                     ====================  ================= ================ ================= =================

Property on operating leases consists of the following:

                                                               Balance                          1st Quarter         Balance
                                                             December 31,                    Reclassifications      March 31,
                                                                 1996         Acquisitions    & Dispositions          1997
                                                                 ----         ------------    --------------          ----
Transportation                                                  $41,681,813                           $695,137       $42,376,950
Construction                                                     24,075,113                                  -        24,075,113
Mining                                                           15,164,692                                  -        15,164,692
Materials handling                                               18,057,102                           (157,462)       17,899,640
Furniture and fixtures                                            7,109,796                                  -         7,109,796
Printing                                                          2,325,000                                  -         2,325,000
Food processing                                                   1,826,162                                  -         1,826,162
Manufacturing                                                     3,475,585                                  -         3,475,585
Office automation                                                 2,378,155                             (3,736)        2,374,419
Other                                                               283,412                                  -           283,412
                                                           ----------------- ---------------- ----------------- -----------------
                                                                116,376,830                            533,939       116,910,769
Less accumulated depreciation                                   (29,064,725)     ($3,288,661)          182,453       (32,170,933)
                                                           ----------------- ---------------- ----------------- -----------------
                                                                $87,312,105      ($3,288,661)         $716,392       $84,739,836
                                                           ================= ================ ================= =================

All of the property on leases was acquired in 1993, 1994, 1995, 1996 and 1997.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                   (Unaudited)


3.  Investment in leases (continued):

At March 31, 1997, the aggregate amounts of future minimum lease payments are as follows:

                                                                                 Direct
                                             Year ending      Operating         Financing
                                            December 31,        Leases           Leases            Total
                                                    1997        $12,359,647       $6,728,149       $19,087,796
                                                    1998         13,155,767        5,486,797        18,642,564
                                                    1999          8,863,376        4,956,960        13,820,336
                                                    2000          5,786,660        3,752,251         9,538,911
                                                    2001          3,940,291        3,008,977         6,949,268
                                              Thereafter          9,061,351        9,283,834        18,345,185
                                                           ----------------- ---------------- -----------------
                                                                $53,167,092      $33,216,968       $86,384,060
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


Future minimum principal payments of non-recourse debt are as follows:

                                             Year ending
                                            December 31,      Principal         Interest           Total
                                                    1997         $5,669,708       $2,264,088        $7,933,796
                                                    1998          8,086,635        2,486,838        10,573,473
                                                    1999          6,255,102        1,894,775         8,149,877
                                                    2000          4,612,996        1,433,308         6,046,304
                                                    2001          4,459,250        1,052,869         5,512,119
                                              Thereafter         11,803,722        4,709,263        16,512,985
                                                           ----------------- ---------------- -----------------
                                                                $40,887,413      $13,841,141       $54,728,554
                                                           ================= ================ =================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                   (Unaudited)


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

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement as follows:


                                                                                                    1997              1996
                                                                                                    ----              ----
Acquisition  fees equal to 3.5% of the equipment  purchase price, for evaluating and selecting equipment to be acquired (not to exceed approximately 4.75% of
Gross Proceeds, included in property on operating leases)                                                               $122,554

Incentive  management  fees  (computed  as  5% of  distributions  of  cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees  (computed as 5% of gross revenues from  operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited Partnership Agreement).                                      $399,373           412,874

Administrative costs reimbursed to General Partner                                                      90,436            74,542
                                                                                              ----------------- -----------------
                                                                                                      $489,809          $609,970
                                                                                              ================= =================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                   (Unaudited)


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

At March 31, 1997, the Partnership had $7,200,000 of borrowings under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of March 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

In 1997, the Partnership's primary source of cash was operating lease rents. In 1996, the Partnership's primary sources of liquidity were borrowings under the line of credit, proceeds of non-recourse debt and rents from operating leases. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases and proceeds from asset sales exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases and proceeds from sales of assets.

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

The  Partnership  participates  with the  General  Partner  and  certain  of its
affiliates  in  a  $90,000,000   revolving  line  of  credit  with  a  financial
institution. The line of credit expires on October 28, 1997.

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

As of March 31, 1997, the Partnership had borrowed $52,621,825 on a non-recourse basis with remaining unpaid balances of $40,887,413. Borrowings are to be generally non-recourse to the Partnership, that is, the only recourse of the lender upon a default by the lessee on the underlying lease will be to the equipment or corresponding lease acquired with the loan proceeds. As of that date, the Partnership also had outstanding balances of $7,200,000 on its line of credit. The General Partner expects that aggregate borrowings in the future will not exceed 40% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. Such commitments totaled approximately $1,965,000 as of May 1, 1997.

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

                 1997 vs. 1996:

In both 1997 and 1996, the Partnership's primary operating source of cash was revenues from operating leases. Operating lease revenues were almost unchanged from 1996.

In 1997, the Partnership's primary sources of cash from investing activities were rents on direct financing and leveraged leases (accounted for as reductions in the net investment in such leases) and proceeds from the sales of lease assets. Cash was used in investing activities for the purchase of operating lease assets and direct financing lease assets. Cash flows from direct financing increased from 1996 due to acquisitions of direct finance lease assets over the prior twelve months.

In 1996, the Partnership's primary sources of cash from financing activities were non-recourse debt proceeds and borrowings under the line of credit. In 1997, the single largest financing use of cash was distributions to limited partners. The amount of such distributions did not change significantly from 1996 to 1997. In 1996, the largest uses of this cash were repayments of borrowings under the line of credit and for the purchase of operating lease assets as noted above.


Results of operations

                 1996 vs. 1995:

Operations resulted in net income of $718,604 in 1997 compared to $746,818 in 1996. The Partnership's primary source of revenues is from operating leases. This is expected to remain true in future periods. Depreciation expense is the single largest expense of the Partnership and is expected to remain so in future periods. Operating lease revenues and depreciation expense have both decreased as a result of sales of operating lease assets over the previous twelve months. Equipment management fees are based on the Partnership's rental revenues and are expected to decrease in relation to expected decreases in the Partnership's revenues from leases. Incentive management fees are based on the levels of distributions to limited partners. Management fees have not changed significantly compared to 1996. Interest expense is expected to decrease significantly in future periods as scheduled debt payments reduce the balances of non-recourse debt.

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

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

                  (a) Documents filed as a part of this report

                    1. Financial Statements

                       Included in Part I of this report:

                       Balance Sheets, March 31, 1997 and December 31, 1996.

                       Statement of changes in partners' capital for the three months ended March 31, 1997.

                       Statements of income for the three month periods ended March 31, 1997 and 1996.

                       Statements of cash flows for the three month periods ended March 31, 1997 and 1996.

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

Date:
May 12, 1997

                       ATEL CASH DISTRIBUTION FUND V, L.P.
                                  (Registrant)



                                 By: ATEL Financial Corporation
                                     General Partner of Registrant




                             /s/   A. J. BATT
                             ----------------------------------
                                   A. J. Batt
                               President and Chief Executive Officer
                               of General Partner




                             By:    /s/  DEAN L. CASH
                             ----------------------------------
                                  Dean L. Cash
                               Executive Vice President
                               of General Partner




                             By:  /s/  F. RANDALL BIGONY
                             ----------------------------------
                                       F. Randall Bigony
                               Principal financial officer
                               of registrant




                             By:  /s/  DONALD E. CARPENTER
                             ----------------------------------
                                       Donald E. Carpenter
                               Principal accounting
                               officer of registrant