Form 10-Q
period 1997-06-30
ATEL CASH DISTRIBUTION FUND V L P
filed 1997-08-14
CIK 892875

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                  |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                          For the quarterly period ended June 30, 1997

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

                                    Yes |X|
                                     No |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                 BALANCE SHEETS

                       JUNE 30, 1997 AND DECEMBER 31, 1996
                                   (Unaudited)


                                     ASSETS

                                                   1997              1996
                                                   ----              ----
Cash and cash equivalents                         $2,044,370        $1,917,349

Accounts receivable                                1,848,662         2,889,713

Other assets                                               -            10,000

Investments in leases                            115,658,775       125,729,656
                                            ----------------- -----------------
                                                $119,551,807      $130,546,718
                                            ================= =================




                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                $43,028,407       $41,496,203

Line of credit                                     3,200,000         9,921,190

Accounts payable
     Equipment purchases                             311,100           464,604
     General partner                                 225,994           295,705
     Other                                           290,945           284,929

Accrued interest expense                             226,372           232,808

Unearned lease income                                925,898         1,305,596
                                            ----------------- -----------------
Total liabilities                                 48,208,716        54,001,035

Partners' capital:
     General partner                                  67,771            51,087
     Limited partners                             71,275,320        76,494,596
                                            ----------------- -----------------
Total partners' capital                           71,343,091        76,545,683
                                            ----------------- -----------------
Total liabilities and partners' capital         $119,551,807      $130,546,718
                                            ================= =================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                INCOME STATEMENTS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1997 AND 1996
                                   (Unaudited)

                                                                Six Months                         Three Months
                                                              Ended June 30,                      Ended June 30,
                                                           1997             1996              1997              1996
Revenues:
Leasing activities:
   Operating lease revenues                               $10,117,592      $10,361,774        $5,018,125        $5,313,241
   Direct financing leases                                  1,445,544        1,557,439           713,103           744,458
   Leveraged leases                                            80,747           87,877            40,374            45,257
   Gain (loss) on sales of assets                             187,102          137,301           113,685              (744)
Interest income                                                21,541           21,955             9,665             7,409
Other                                                           3,903           16,030             1,676             2,767
                                                     ----------------- ---------------- ----------------- -----------------
                                                           11,856,429       12,182,376         5,896,628         6,112,388
Expenses:
Depreciation and amortization                               6,843,581        7,943,833         3,205,850         4,083,337
Interest                                                    1,885,260        1,924,366           964,380         1,079,810
Equipment and incentive management fees                       821,758          862,692           422,385           449,818
Administrative cost reimbursements                            171,615          201,113            81,179           126,571
Other                                                         302,003          125,702           181,166            94,103
Provision for losses                                          118,564          121,824            58,966            61,124
Professional fees                                              45,244           84,003            32,902            45,600
                                                     ----------------- ---------------- ----------------- -----------------
                                                           10,188,025       11,263,533         4,946,828         5,940,363
                                                     ----------------- ---------------- ----------------- -----------------
Net income                                                 $1,668,404         $918,843          $949,800          $172,025
                                                     ================= ================ ================= =================
Net income:
     General partner                                          $16,684           $9,188            $9,498            $1,720
     Limited partners                                       1,651,720          909,655           940,302           170,305
                                                     ----------------- ---------------- ----------------- -----------------
                                                           $1,668,404         $918,843          $949,800          $172,025
                                                     ================= ================ ================= =================
Weighted average number of units
   outstanding                                             12,497,000       12,498,425        12,497,000        12,498,300
Net income per limited partnership unit                         $0.13            $0.07             $0.08             $0.01



                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      SIX MONTH PERIOD ENDED JUNE 30, 1997
                                   (Unaudited)

                                                                      Limited Partners      General
                                                          Units            Amount           Partners           Total
Balance December 31, 1996                                  12,497,000      $76,494,596           $51,087       $76,545,683
Distributions to limited partners                                           (6,870,996)                -        (6,870,996)
Net income                                                                   1,651,720            16,684         1,668,404
                                                     ----------------- ---------------- ----------------- -----------------
Balance June 30, 1997                                      12,497,000      $71,275,320           $67,771       $71,343,091
                                                     ================= ================ ================= =================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                            STATEMENTS OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1997 AND 1996
                                   (Unaudited)


                                                                Six Months                         Three Months
                                                              Ended June 30,                      Ended June 30,
                                                           1997             1996              1997              1996

Operating activities:
Net income                                                 $1,668,404         $918,843          $949,800          $172,025
Adjustments to reconcile net income
   to net cash provided by operations
   Depreciation and amortization                            6,843,581        7,943,833         3,205,850         4,083,337
   Gain on sales of assets                                   (187,102)        (137,301)         (113,685)              744
   Provision for losses                                       118,564          121,824            58,966            61,124
Changes in operating assets and liabilities:
      Accounts receivable                                   1,041,051         (955,612)          138,016        (1,276,854)
      Other assets                                             10,000                -            10,000                 -
      Accounts payable, general partner                       (69,711)        (712,576)           85,814           (29,059)
      Accounts payable, other                                   6,016         (186,952)             1,281          376,632
      Accrued interest expense                                 (6,436)        (104,855)           21,051           398,418
      Deposits due to lessees                                       -         (503,273)                -          (271,655)
      Unearned lease income                                  (379,698)        (135,618)         (262,397)          (17,816)
                                                     ----------------- ---------------- ----------------- -----------------

Net cash provided by operating activities                   9,044,669        6,248,313         4,094,696         3,496,896
                                                     ----------------- ---------------- ----------------- -----------------

Investing activities:
Purchase of equipment on operating leases                    (153,504)     (17,083,662)          (20,604)         (904,027)
Purchase of equipment on direct financing
   leases                                                     (33,022)      (1,340,315)                -        (1,340,315)
Proceeds from sales of assets                               1,095,544          247,488           686,962            21,724
Reduction in net investment in direct
   financing leases                                         2,112,748        2,537,419         1,444,275         2,266,945
Reduction in net investment in leveraged
   leases                                                     120,568          141,317             4,946            14,003
Payments of initial direct costs to General
   Partner                                                          -         (138,021)                -           (15,467)
                                                     ----------------- ---------------- ----------------- -----------------
Net cash (used in) provided by investing
   activities                                               3,142,334      (15,635,774)        2,115,579            42,863
                                                     ----------------- ---------------- ----------------- -----------------

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1997 AND 1996
                                   (Unaudited)


                                                                Six Months                         Three Months
                                                              Ended June 30,                      Ended June 30,
                                                           1997             1996              1997              1996
Financing activities:
Borrowings on line of credit                                        -       18,096,000                 -                 -
Repayment of line of credit                                (6,721,190)     (24,701,207)       (4,000,000)       (7,516,760)
Proceeds of non-recourse debt                               5,092,723       24,314,091         3,971,358         6,345,924
Repayment of non-recourse debt                             (3,560,519)      (3,240,160)       (1,830,364)          966,876
Limited partnership units repurchased                               -           (1,219)                -            (1,219)
Distributions to limited partners                          (6,870,996)      (6,799,979)       (3,435,685)       (3,435,628)
                                                     ----------------- ---------------- ----------------- -----------------
Net cash from (used in) financing activities              (12,059,982)       7,667,526        (5,294,691)       (3,640,807)
                                                     ----------------- ---------------- ----------------- -----------------

Net (decrease) increase in cash and
   cash equivalents                                           127,021       (1,719,935)          915,584          (101,048)
Cash at beginning of period                                 1,917,349        2,401,318         1,128,786           782,431
                                                     ----------------- ---------------- ----------------- -----------------
Cash at end of period                                      $2,044,370         $681,383        $2,044,370          $681,383
                                                     ================= ================ ================= =================

Supplemental disclosure of cash flow
   information:
Cash paid during the period for interest                   $1,891,696       $2,029,221          $964,380          $953,047
                                                     ================= ================ ================= =================

Leveraged lease assets reclassified to
   operating lease assets                                    $902,362
                                                     =================

Operating lease assets reclassified to direct
   financing lease assets                                                   $2,025,000
                                                                       ================

Operating lease assets reclassified to assets
   held or sale or lease                                      $76,858         $285,164           $21,040          $279,248
                                                     ================= ================ ================= =================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997
                                   (Unaudited)


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

As of November 15, 1994, the Partnership had received subscriptions for 12,500,000 Limited Partnership Units ($125,000,000) in addition to the Initial Limited Partners' 50 Units. Of those Units, 12,497,000 were issued and outstanding as of June 30, 1997.

The Fund does not make a provision for income taxes since all income and losses will be allocated to the Partners for inclusion in their individual tax returns.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997
                                   (Unaudited)


3. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                         Depreciation
                                                                         Expense or         Reclass-
                                    December 31,                        Amortization      ifications &        June 30,
                                        1996            Additions         of Leases       Dispositions          1997
                                        ----            ---------         ---------     - -------------         ----
Net investment in operating
   leases                               $87,312,105                        ($6,360,354)          ($6,131)      $80,945,620
Net investment in direct
   financing leases                      30,648,362           $33,022       (2,112,748)                -        28,568,636
Net investment in leveraged
   leases                                 4,312,287                 -         (120,568)       (1,107,375)        3,084,344
Residual interests                          835,760                 -                -                 -           835,760
Reserve for losses                         (498,298)         (118,564)               -                 -          (616,862)
Assets held for sale or lease               154,758                 -           (2,809)          205,064           357,013
Initial direct costs, net of
   accumulated amortization
   of $2,539,725 in 1997 and
   $2,189,959 in 1996                     2,964,682                 -         (480,418)                -         2,484,264
                                  ------------------ ----------------- ---------------- ----------------- -----------------
                                       $125,729,656          ($85,542)     ($9,076,897)        ($908,442)     $115,658,775
                                  ================== ================= ================ ================= =================

The following schedule provides an analysis of the Partnership's investment in property on operating leases by major classifications as of December 31, 1996, acquisitions and dispositions during the quarters ended March 31, 1997 and June 30, 1997 and as of June 30, 1997.

                                                                        Acquisitions, Reclassifications
                                                       December 31,             & Dispositions                June 30,
                                                           1996          1st Quarter      2nd Quarter           1997
                                                           ----          -----------      -----------           ----
Transportation                                            $41,681,813         $695,137         ($796,499)      $41,580,451
Construction                                               24,075,113                -                 -        24,075,113
Materials handling                                         18,057,102         (157,462)                -        17,899,640
Mining                                                     15,164,692                -                 -        15,164,692
Furniture and fixtures                                      7,109,796                -                 -         7,109,796
Manufacturing                                               3,475,585                -                 -         3,475,585
Office automation                                           2,378,155           (3,736)                -         2,374,419
Printing                                                    2,325,000                -                 -         2,325,000
Food processing                                             1,826,162                -                 -         1,826,162
Other                                                         283,412                -          (283,412)                -
                                                     ----------------- ---------------- ----------------- -----------------
                                                          116,376,830          533,939        (1,079,911)      115,830,858
Less accumulated depreciation                             (29,064,725)      (3,106,208)       (2,714,305)      (34,885,238)
                                                     ----------------- ---------------- ----------------- -----------------
                                                          $87,312,105      ($2,572,269)      ($3,794,216)      $80,945,620
                                                     ================= ================ ================= =================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997
                                   (Unaudited)


3. Investments in leases (continued):

All of the property on operating leases was acquired during 1993, 1994, 1995, 1996 and 1997.

At June 30, 1997, the aggregate amounts of future minimum lease payments are as follows:

               Year ending       Direct
              December 31,     Financing         Operating          Total
                     1997        $4,615,732       $8,095,526       $12,711,258
                     1998         5,486,797       13,137,199        18,623,996
                     1999         4,956,960        8,863,376        13,820,336
                     2000         3,752,251        5,786,660         9,538,911
                     2001         3,008,977        3,940,291         6,949,268
               Thereafter         9,283,834        9,061,351        18,345,185
                           ----------------- ---------------- -----------------
                                $31,104,551      $48,884,403       $79,988,954
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

Future minimum principal payments of non-recourse debt are as follows:

               Year ending
               December 31,     Principal         Interest           Total
                     1997        $4,500,071       $1,636,343        $6,136,414
                     1998         9,355,769        2,741,237        12,097,006
                     1999         7,348,292        2,035,620         9,383,912
                     2000         5,562,189        1,482,702         7,044,891
                     2001         4,458,364        1,052,839         5,511,203
               Thereafter        11,803,722        4,709,263        16,512,985
                           ----------------- ---------------- -----------------
                                $43,028,407      $13,658,004       $56,686,411
                           ================= ================ =================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997
                                   (Unaudited)


5.  Related party transactions:

The terms of the  Agreement  of Limited  Partnership  provide  that the  General
Partner and/or Affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Partnership.

The General Partner and/or Affiliates earned the following fees and commissions, pursuant to the Agreement of Limited Partnership as follows:

                                                    1997              1996
                                                    ----              ----
Equipment  and incentive management fees            $821,758          $862,692

Reimbursement of administrative costs                171,615           201,113

Acquisition  fees equal to 3.5% of the
equipment  purchase price, for evaluating
and  selecting  equipment to be acquired
(not to exceed  approximately  4.75% of
Gross Proceeds, included in investments
in leases in the balance sheet)                            -           138,021
                                            ----------------- -----------------
                                                    $993,373        $1,201,826
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

                                  JUNE 30, 1997
                                   (Unaudited)


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

At June 30, 1997, the Partnership had $3,200,000 of borrowings under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of June 30, 1997.


8.  Commitments:

As of June 30, 1997, the Partnership had outstanding commitments to purchase lease equipment totaling approximately $1,793,000.

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

As of June 30, 1997, the Partnership had borrowed $56,593,183. The remaining unpaid balance at that date was $43,028,407. Borrowings are to be non-recourse to the Partnership, that is, the only recourse of the lender is to the equipment or corresponding lease acquired or secured with the loan proceeds. The General Partner expects that aggregate borrowings in the future will be approximately 40% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. As of June 30, 1997, such commitments totaled approximately $1,793,000.

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


Cash flows

For both the three and six month periods in 1996 and 1997, the Partnership's primary source of cash flows from operations was rents from operating leases.

In 1997 and 1996, the largest source of cash from investing activities (for both the three and six month periods) was rents from direct financing leases which were accounted for as reductions in the net investment in such leases. In 1997 proceeds from asset sales were also significant for both the three month period ($686,962) and for the six month period ($1,095,544).

In 1997, the Partnership's only source of cash from financing activities was proceeds from non-recourse debt. The debt proceeds were used to pay down the line of credit. For the six month period in 1996, proceeds of non-recourse debt and borrowings under the line of credit were the Partnership's only sources of cash flows from financing activities. For the three month period in 1996, proceeds from non-recourse debt was the Partnership's only financing source of cash flows.


Results of operations

The Partnership's revenues did not change significantly from 1996 to 1997. The primary source of revenues is operating leases and is expected to remain so in future periods. As leases reach their scheduled terminations, the Partnership expects to either sell the assets or to re-lease them. Revenues from succeeding leases are usually lower than the amounts received on earlier leases. As a result, lease rents are expected to decline in future periods until all of the assets are sold.

Depreciation is the Partnership's largest expense and is related directly to operating lease assets and revenues. It is expected to decline in future periods along with operating lease revenues. Other expenses did not change significantly from 1996 to 1997.

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

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

                  (a) Documents filed as a part of this report

                    1. Financial Statements

                       Included in Part I of this report:

                       Balance Sheets, June 30, 1997 and December 31, 1996.

                       Statements of operations for the six and three month periods ended June 30, 1997 and 1996.

                       Statement of changes in partners' capital for the six months ended June 30, 1997.

                       Statements of cash flows for the six and three month periods ended June 30, 1997 and 1996.

                       Notes to the Financial Statements.

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

Date:
August 14, 1997

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