Form 10-Q
period 1997-09-30
ATEL CASH DISTRIBUTION FUND V L P
filed 1997-11-13
CIK 892875

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                For the quarterly period ended September 30, 1997

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

                       Item 1: Financial Statements.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                   (Unaudited)

                                     ASSETS


                                                   1997              1996
                                                   ----              ----
Cash                                                 $500,020        $1,917,349

Accounts receivable                                 2,238,644         2,889,713

Other assets                                                -            10,000

Investments in leases                             111,251,756       125,729,656
                                             ----------------- -----------------
                                                 $113,990,420      $130,546,718
                                             ================= =================




                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                 $40,800,146       $41,496,203
Line of credit                                      2,000,000         9,921,190
Accounts payable
     Equipment purchases                              311,100           464,604
     General Partner                                  317,036           295,705
     Other                                            254,530           284,929
Accrued interest                                      220,826           232,808
Unearned lease income                                 843,502         1,305,596
                                             ----------------- -----------------
Total liabilities                                  44,747,140        54,001,035

Partners' capital:
     General Partner                                   81,141            51,087
     Limited Partners                              69,162,139        76,494,596
                                             ----------------- -----------------
Total partners' capital                            69,243,280        76,545,683
                                             ----------------- -----------------
Total liabilities and partners' capital          $113,990,420      $130,546,718
                                             ================= =================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                INCOME STATEMENTS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1997 AND 1996


                                                                   Nine Months Ended                  Three Months Ended
                                                                     September 30,                      September 30,
                                                                     -------------                      -------------
                                                                1997              1996              1997              1996
                                                                ----              ----              ----              ----
Revenues:
Leasing activities:
   Operating leases                                            $15,284,337       $15,657,716        $5,166,745        $5,295,942
   Direct financing leases                                       2,129,846         2,307,810           684,302           750,371
   Leveraged leases                                                121,120           133,133            40,373            45,256
   Gain on sales of assets                                         261,179           944,993            74,077           807,692
Interest income                                                     27,657            33,621             6,116            11,666
Other                                                               11,138            40,745             7,235            24,715
                                                           ---------------- ----------------- ----------------- -----------------
                                                                17,835,277        19,118,018         5,978,848         6,935,642
Expenses:
Depreciation and amortization                                    9,978,846        11,749,993         3,135,265         3,806,160
Management fees                                                  1,157,564         1,278,434           335,806           415,742
Interest                                                         2,747,570         2,912,991           862,310           988,625
Administrative cost reimbursements                                 304,646           324,503           133,031           123,390
Provision for losses                                               118,564           192,824                 -            71,000
Other                                                              522,721           393,861           175,474           184,156
                                                           ---------------- ----------------- ----------------- -----------------
                                                                14,829,911        16,852,606         4,641,886         5,589,073
                                                           ---------------- ----------------- ----------------- -----------------
Income before extraordinary item                                 3,005,366         2,265,412         1,336,962         1,346,569
Extraordinary gain on early extinguishment of debt                       -           160,955                 -           160,955
                                                           ---------------- ----------------- ----------------- -----------------
Net income                                                      $3,005,366        $2,426,367        $1,336,962        $1,507,524
                                                           ================ ================= ================= =================


Net income:
     General Partner                                               $30,054           $24,264           $13,370           $15,075
     Limited Partners                                            2,975,312         2,402,103         1,323,592         1,492,449
                                                           ---------------- ----------------- ----------------- -----------------
                                                                $3,005,366        $2,426,367        $1,336,962        $1,507,524
                                                           ================ ================= ================= =================

Income before extraordinary item per limited
   partnership unit                                                  $0.24             $0.18             $0.11             $0.11
Extraordinary gain on early extinguishment of
   debt per limited partnership unit                                  -                 0.01              -                 0.01
                                                           ---------------- ----------------- ----------------- -----------------
Net income per Limited Partnership unit                              $0.24             $0.19             $0.11             $0.12
                                                           ================ ================= ================= =================

Weighted average number of units outstanding                    12,497,000        12,497,000        12,497,000        12,497,517




                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                             NINE MONTH PERIOD ENDED
                               SEPTEMBER 30, 1997
                                   (Unaudited)

                                                   Limited Partners      General
                                       Units            Amount           Partner            Total

Balance December 31, 1996              12,497,000       $76,494,596           $51,087       $76,545,683
Distributions to limited partners                       (10,307,769)                -       (10,307,769)
Net income                                                2,975,312            30,054         3,005,366
                                  ---------------- ----------------- ----------------- -----------------
Balance September 30, 1997             12,497,000       $69,162,139           $81,141       $69,243,280
                                  ================ ================= ================= =================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                             STATEMENT OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)


                                                                   Nine Months Ended                  Three Months Ended
                                                                     September 30,                      September 30,
                                                                     -------------                      -------------
                                                                1997              1996              1997              1996
                                                                ----              ----              ----              ----
Operating activities:
Net income                                                      $3,005,366        $2,426,367        $1,336,962        $1,507,524
Adjustments to reconcile net income to net cash
     provided by operations
   Depreciation and amortization                                 9,978,846        11,749,993         3,135,265         3,806,160
   Leveraged lease income                                                -                 -
   Gain on sale of assets                                         (261,179)         (944,993)          (74,077)         (807,692)
   Provision for losses                                            118,564           192,824                 -            71,000
   Extraordinary gain on early extinguishment of
      non-recourse debt                                                  -          (160,955)                -          (160,955)
Changes in operating assets and liabilities:
      Accounts receivable                                          651,069           112,243          (389,982)        1,067,855
      Other assets                                                  10,000                 -                 -                 -
      Accounts payable, General Partner                             21,331          (610,690)           91,042           101,886
      Accounts payable, other                                      (30,399)          279,605           (36,415)          466,557
      Unearned lease income                                       (462,094)         (152,998)          (82,396)          (17,380)
      Accrued interest                                             (11,982)         (132,991)           (5,546)          (28,136)
      Deposits due to lessees                                            -          (627,508)                -          (124,235)
                                                           ---------------- ----------------- ----------------- -----------------
Net cash provided by operating activities                       13,019,522        12,130,897         3,974,853         5,882,584
                                                           ---------------- ----------------- ----------------- -----------------

Investing activities:
Purchase of equipment on operating leases                         (153,504)      (16,685,908)                -           397,754
Purchase of equipment on direct financing leases                   (33,022)       (3,608,007)                -        (2,267,692)
Reductions in investment in direct financing leases              2,914,966         2,809,303           802,218           271,884
Reductions in investment in leveraged leases                       236,190           265,995           115,622           124,678
Payments of initial direct lease costs to General
   Partner                                                               -          (147,072)                -            (9,051)
Proceeds from sales of assets                                    1,523,535         5,849,124           427,991         5,601,636
                                                           ---------------- ----------------- ----------------- -----------------
Net cash (used in) provided by investing
   activities                                                    4,488,165       (11,516,565)        1,345,831         4,119,209
                                                           ---------------- ----------------- ----------------- -----------------



                       ATEL CASH DISTRIBUTION FUND V, L.P.

                             STATEMENT OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)


                                                                   Nine Months Ended                 Three Months Ended
                                                                      September 30,                     September 30,
                                                                     -------------                      -------------
                                                                1997              1996              1997              1996
                                                                ----              ----              ----              ----
Financing activities:
Proceeds of non-recourse debt                                    5,092,723        30,773,576                 -         6,459,485
Borrowings under line of credit                                          -        19,596,000                 -         1,500,000
Repayments of non-recourse debt                                 (5,788,780)       (6,470,864)       (2,228,261)       (3,230,704)
Repayment of line of credit                                     (7,921,190)      (35,966,233)       (1,200,000)      (11,265,026)
Limited partnership units repurchased                                    -            (5,512)                -            (4,293)
Distributions to limited partners                              (10,307,769)      (10,236,671)       (3,436,773)       (3,436,692)
Net cash (used in) provided by financing
   activities                                                  (18,925,016)       (2,309,704)       (6,865,034)       (9,977,230)
                                                           ---------------- ----------------- ----------------- -----------------
Net (decrease) increase in cash and cash
   equivalents                                                  (1,417,329)       (1,695,372)       (1,544,350)           24,563
Cash and cash equivalents at beginning
   of period                                                     1,917,349         2,401,318         2,044,370           681,383
                                                           ---------------- ----------------- ----------------- -----------------
Cash and cash equivalents at end of period                        $500,020          $705,946          $500,020          $705,946
                                                           ================ ================= ================= =================


Supplemental disclosure of cash flow information:

Cash paid for interest during period                            $2,759,552        $3,045,982          $867,856        $1,016,761
                                                           ================ ================= ================= =================

Supplemental disclosure of non-cash transactions:

Leveraged lease assets reclassified to operating
   lease assets                                                   $902,362
                                                           ================
Operating lease assets reclassified to direct
   financing lease assets                                                         $2,025,000
                                                                            =================
Operating lease assets reclassified to assets held
   for sale or lease                                               $76,858
                                                           ================
Gain on extinguishment of non-recourse debt                                         $160,955                            $160,955
                                                                            =================                   =================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997
                                   (Unaudited)


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


3. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                              Depreciation
                                                                               Expense or         Reclass-
                                           December 31,                       Amortization      ifications &     September 30,
                                               1996           Additions        of Leases        Dispositions          1997
                                               ----           ---------        ---------      - -------------         ----
Net investment in operating leases            $87,312,105                        ($9,287,536)         ($76,569)      $77,948,000
Net investment in direct financing
   leases                                      30,648,362          $33,022        (2,914,966)                -        27,766,418
Net investment in leveraged leases              4,312,287                -          (236,190)       (1,107,375)        2,968,722
Residual value interests                          835,760                -                 -                 -           835,760
Equipment held for sale or lease                  154,758                -            (3,209)          (78,412)           73,137
Initial direct costs, net of
   accumulated amortization of
   $2,747,408 in 1997 and
   $2,029,792 in 1996.                          2,964,682                -          (688,101)                -         2,276,581
Reserve for losses                               (498,298)        (118,564)                -                 -          (616,862)
                                         ----------------- ---------------- ----------------- ----------------- -----------------
                                             $125,729,656         ($85,542)     ($13,130,002)      ($1,262,356)     $111,251,756
                                         ================= ================ ================= ================= =================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997
                                   (Unaudited)


3. Investments in leases (continued):

The following schedule provides an analysis of the Partnership's investment in property on operating leases by major classifications as of December 31, 1996, acquisitions and dispositions during the quarters ended March 31, June 30 and September 30, 1997 and as of September 30, 1997.

                                           December 31,      Acquisitions, Dispositions & Reclassifications        September 30,
                                               1996          1st Quarter      2nd Quarter       3rd Quarter           1997
                                               ----          -----------      -----------       -----------           ----
Transportation                                $41,681,813         $695,137         ($796,499)                        $41,580,451
Construction                                   24,075,113                -                 -          ($61,544)       24,013,569
Materials handling                             18,057,102         (157,462)                -           (13,223)       17,886,417
Mining                                         15,164,692                -                 -                 -        15,164,692
Furniture and fixtures                          7,109,796                -                 -                 -         7,109,796
Manufacturing                                   3,475,585                -                 -                 -         3,475,585
Office automation                               2,378,155           (3,736)                -                 -         2,374,419
Printing                                        2,325,000                -                 -                 -         2,325,000
Food processing                                 1,826,162                -                 -                 -         1,826,162
Other                                             283,412                -          (283,412)                -                 -
                                         ----------------- ---------------- ----------------- ----------------- -----------------
                                              116,376,830          533,939        (1,079,911)          (74,767)      115,756,091
Less accumulated depreciation                 (29,064,725)      (3,106,208)       (2,714,305)       (2,922,853)      (37,808,091)
                                         ----------------- ---------------- ----------------- ----------------- -----------------
                                              $87,312,105      ($2,572,269)      ($3,794,216)      ($2,997,620)      $77,948,000
                                         ================= ================ ================= ================= =================

All of the property on operating leases was acquired during 1993, 1994, 1995, 1996 and 1997.

At September 30, 1997, the aggregate amounts of future minimum lease payments are as follows:

                                                             Direct
                                          Operating        Financing           Total
                                          ---------        ---------           -----
Three months ending December 31, 1997       $3,799,715        $2,965,678        $6,765,393
        Year ending December 31, 1998        9,348,753         5,524,309        14,873,062
                                 1999        8,863,376         4,978,411        13,841,787
                                 2000        5,786,660         3,890,907         9,677,567
                                 2001        3,940,291         3,017,642         6,957,933
                           Thereafter        9,061,351         9,283,834        18,345,185
                                       ---------------- ----------------- -----------------
                                           $40,800,146       $29,660,781       $70,460,927
                                       ================ ================= =================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997
                                   (Unaudited)


3. Investments in leases (continued):

Direct financing leases:

The following lists the components of the Partnership's investment in direct financing leases as of September 30, 1997.

Total minimum lease payments receivable             $29,660,781
Estimated residual values of leased equipment
  (unguaranteed)                                      8,939,339
                                               -----------------
Investment in direct financing leases                38,600,120
Less unearned income                                (10,833,702)
                                               -----------------
Net investment in direct financing leases           $27,766,418
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

Future minimum principal payments of non-recourse debt as of September 30, 1997 are as follows:

                                          Principal         Interest           Total
                                          ---------         --------           -----
Three months ending December 31, 1997       $2,271,810          $798,565        $3,070,375
        Year ending December 31, 1998        9,355,769         2,741,237        12,097,006
                                 1999        7,348,292         2,035,620         9,383,912
                                 2000        5,562,189         1,482,702         7,044,891
                                 2001        4,458,364         1,052,839         5,511,203
                           Thereafter       11,803,722         4,709,263        16,512,985
                                       ---------------- ----------------- -----------------
                                           $40,800,146       $12,820,226       $53,620,372
                                       ================ ================= =================


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

The General Partner and/or Affiliates earned the following fees and commissions, pursuant to the Agreement of Limited Partnership as follows:

                                                1997              1996
                                                ----              ----
Equipment and incentive management fees         $1,157,564        $1,278,434

Reimbursement of other syndication costs                 -            89,138

Acquisition  fees equal to 3.5% of the
equipment purchase price, for evaluating and selecting equipment to be acquired
(not to exceed  approximately  4.75% of
Gross

Proceeds, included in investments in
leases in the balance sheet)                             -           832,331
                                          ----------------- -----------------
                                                $1,157,564        $2,199,903
                                          ================= =================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997
                                   (Unaudited)


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


7.  Line of credit:

The Partnership participates with the General Partner and certain of its Affiliates in a $90,000,000 revolving credit agreement with a group of financial institutions which expires on October 28, 1998. The agreement includes an acquisition facility to be used by the Partnership and Affiliates to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases.

At September 30, 1997, the Partnership had $2,000,000 of borrowings under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of September 30, 1997.

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

As of September 30, 1997, the Partnership had borrowed $56,593,183. The remaining unpaid balance as of that date was $40,800,146. Long-term borrowings are to be non-recourse to the Partnership, that is, the only recourse of the lender will be to the equipment or corresponding lease acquired or secured with the loan proceeds. The General Partner expects that aggregate borrowings in the future will be approximately 40% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

The  Partnership  participates  with the  General  Partner  and  certain  of its
affiliates  in  a  $90,000,000   revolving  line  of  credit  with  a  financial
institution. The line of credit expires on October 28, 1998.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. As of September 30, 1997, there were no such commitments.

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

In 1997, the Partnership's most significant source of cash was lease rents.

Cash flows - 1997 vs. 1996:

In both 1997 and 1996, the Partnership's primary source of operating cash flows was operating lease rents. Lease rents have decreased by $563,356 (3%) as a result of asset sales over the last year.

In 1997, the largest source of cash from investing activities was rents from direct financing leases. In 1996 the largest source of cash from investing activities was the proceeds from sales of lease assets. In 1996, lease rents from direct financing and leveraged lease transactions also provided a significant amount of cash flows.

In 1997 and 1996, the only financing sources of cash were borrowings, either as the proceeds of non-recourse debt (1997 and 1996) or as borrowings on the line of credit (1996).

Results of operations - 1997 vs. 1996

Operating leases are the Partnership's primary source of revenues. Such revenues decreased by $373,379 (2%) compared to 1996. The decrease resulted from asset sales over the last year. Depreciation expense is directly related to operating lease assets and has also decreased compared to 1996 as a result of these asset sales. Management fees are based on the Partnership's revenues and its distributions to the Limited Partners. As a result of the decrease in lease revenues, management fees have declined compared to 1996. Debt balances have been reduced by scheduled debt payments and this has resulted in the decrease of $165,421 in interest expense compared to 1996.

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

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

        (a) Documents filed as a part of this report

          1. Financial Statements

             Included in Part I of this report:

             Balance  Sheets,  September 30, 1997 and December
                31, 1996.

             Income  statements  for the nine and three  month
                periods ended September 30, 1997 and 1996.

             Statement of changes in partners' capital for the
                nine months ended September 30, 1997.

             Statements  of cash  flows for the nine and three
                month periods ended September 30, 1997 and 1996.

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

Date:
November 12, 1997

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



             By: ATEL Financial Corporation
                 General Partner of Registrant




                              By:   /s/   A. J. BATT
                                   ----------------------------------
                                   A. J. Batt
                                   President and Chief Executive Officer
                                   of General Partner




                              By:   /s/  DEAN L. CASH
                                   ----------------------------------
                                   Dean L. Cash
                                   Executive Vice President
                                   of General Partner




             By:  /s/  F. RANDALL BIGONY
                 -----------------------------------
                 F. Randall Bigony
                 Principal financial officer of
                 registrant




             By:  /s/  DONALD E. CARPENTER
                 -----------------------------------
                 Donald E. Carpenter
                 Principal accounting officer of
                 registrant