Form 10-K
period 1997-12-31
ATEL CASH DISTRIBUTION FUND V L P
filed 1998-03-31
CIK 892875

Form 10K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           |X| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) For the Year Ended December 31, 1997

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

The Partnership conducted a public offering of 12,500,000 units of Limited Partnership interest (Units), at a price of $10 per Unit. As of November 15, 1994, the Partnership had received and accepted subscriptions for 12,500,000 ($125,000,000) Limited Partnership Units in addition to the Initial Limited Partners' Units and the offering was terminated. Of those Units, 12,497,000 were issued and outstanding as of December 31, 1997. Of the proceeds received, $11,875,000 was paid to ATEL Securities Corporation, a wholly owned subsidiary of ATEL Financial Corporation (the General Partner), as sales commissions, $5,738,415 was paid to the General Partner as reimbursements of organization and other syndication costs, $1,875,000 was reserved for repurchases of Units and working capital and $105,511,585 has been used to acquire leased equipment, including acquisition fees paid or to be paid to the General Partner.

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

As of December 31, 1997, the Partnership had purchased equipment with a total acquisition price of $186,995,157.

The Partnership's objective is to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees which (i) have an aggregate credit rating by Moody's Investor Service, Inc. of Baa or better, or the credit equivalent as determined by the General Partners, with the aggregate rating weighted to account for the original equipment cost for each item leased; or (ii) are established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio may include equipment leased to lessees which, although deemed creditworthy by the General Partners, would not satisfy the general credit rating criteria for the portfolio. At December 31, 1997, in excess of 75% of the equipment acquired had been leased to lessees with an aggregate credit rating of Baa or better or to such hospitals or municipalities.

During 1997, 1996 and 1995, certain lessees generated significant portions of the Partnership's total lease revenues as follows:
                                                 Percentage of Total Lease
                                                        Revenues

          Lessee              Type of Equipment  1997     1996     1995
          ------              -----------------  ----     ----     ----
Burlington Northern Railroad  Locomotives         19%      16%     14%
The Pittston Company          Mining              14%      11%     12%

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


Equipment Leasing Activities:

Through December 31, 1997, the Partnership has disposed of certain leased assets as set forth below:

                                  Original
                                Equipment Cost,                    Excess of
         Type of                 Excluding                         Rents Over
        Equipment               Acquisition Fees   Sale Price      Expenses *
        ---------               ----------------   ----------      ----------
Tractors & trailers                $7,626,704       $3,132,178       $5,490,298
Furniture, fixtures and office
   equipment                        6,554,387        4,078,271        4,003,710
Mining equipment                    5,521,195        4,596,744        2,098,550
Refrigeration units                 1,229,473          560,000        1,164,635
Helicopter                            818,442          920,000          308,000
Office automation                     418,523          229,027          308,786
Other                                 921,811          445,394          714,463
                               ---------------  ---------------  ---------------
                                  $23,090,535      $13,961,614      $14,088,442
                               ===============  ===============  ===============
                           * Includes only those  expenses  directly  related to
the production of the related rents.

The Partnership has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 1997 and the industries to which the assets have been leased.

                                Purchase price excluding    Percentage of total
       Asset types                  acquisition fees           acquisitions
       -----------                  ----------------           ------------
Transportation, over-the-road
   tractors and trailers               $34,546,518                     18.47%
Furniture and fixtures                  24,145,180                     12.91%
Transportation, other                   18,454,853                      9.87%
Mining                                  15,986,308                      8.55%
Transportation, intermodal
   containers                           15,484,688                      8.28%
Construction                            15,335,327                      8.20%
Materials handling                      14,469,358                      7.74%
Railroad locomotives                    12,350,000                      6.60%
Earth moving                            11,943,745                      6.39%
Transportation, rail cars                7,180,000                      3.84%
Printing                                 4,707,508                      2.52%
Other                                   12,391,672                      6.63%
                                    ---------------          ----------------
                                      $186,995,157                    100.00%
                                    ===============          ================

                                Purchase price excluding    Percentage of total
    Industry of lessee              acquisition fees           acquisitions
    ------------------              ----------------           ------------
Transportation, rail                   $45,670,556                     24.42%
Mining                                  29,823,055                     15.95%
Oil & gas                               21,301,523                     11.39%
Retail, foods                           11,215,586                      6.00%
Food processing                          9,828,623                      5.26%
Construction                             9,410,789                      5.03%
Chemicals                                9,075,487                      4.85%
Retail, restaurant                       8,528,067                      4.56%
Transportation, other                    8,311,346                      4.44%
Primary metals                           7,526,037                      4.02%
Manufacturing, other                     6,815,862                      3.64%
Manufacturing, auto/truck                6,690,185                      3.58%
Printing                                 4,707,508                      2.52%
Other                                    8,090,533                      4.34%
                                    ---------------          ----------------
                                      $186,995,157                    100.00%
                                    ===============          ================

For further information regarding the Partnership's equipment lease portfolio as of December 31, 1997, see Note 3 to the financial statements, Investments in equipment and leases, set forth in Item 8, Financial Statements and Supplementary Data.


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

Holders

As of December 31, 1997, a total of 7,217 investors were record holders of Units in the Partnership.

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

The rate for monthly distributions from 1997 operations was $0.09166 per Unit. The distributions were made in February 1997 through December 1997 and in January 1998. For each quarterly distribution (made in April, July and October 1997 and in January 1998) the rate was $0.275 per Unit. Distributions were from 1997 cash flows from operations. The amounts paid to holders of Units were adjusted based on the length of time within the previous calendar month or quarter that the Units were outstanding.

The following table presents summarized information regarding distributions to Limited Partners:

                                         1997            1996            1995            1994             1993
                                         ----            ----            ----            ----             ----
Distributions of net income (loss)           $0.14           $0.23            $0.13           $0.08          ($0.03)
Return of investment                          0.96            0.86             0.92            0.89            0.43
                                    --------------- --------------- ---------------- --------------- ---------------
Distributions per unit                        1.10            1.09             1.05            0.97            0.40
Differences due to timing of
   distributions                              -               0.01             -               0.08            0.36
                                    --------------- --------------- ---------------- --------------- ---------------
Nominal distribution rates from
   above                                     $1.10           $1.10            $1.05           $1.05           $0.76
                                    =============== =============== ================= ============== ===============

Owners of 1,000 or more units may make the election without charge to receive distributions on a monthly basis. Owners of less than 1,000 units may make the election upon payment of a $20.00 annual fee.


Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data of the Partnership for the years ended December 31, 1997, 1996, 1995 and 1994 and for the period from March 19, 1993 (commencement of operations) to December 31, 1993. This financial data should be read in conjunction with the financial statements and related notes included under Item 8 of this report.

                                                1997            1996            1995            1994             1993
                                                ----            ----            ----            ----             ----
Gross Revenues                                $23,437,655     $24,987,922      $20,884,669     $10,809,456      $2,173,205

Net income (loss)                              $1,813,431      $2,851,885       $1,627,911        $679,530        ($60,621)

Weighted average Limited Partner
   Units (Units) outstanding                   12,497,000      12,497,713       12,498,550       8,437,365       2,280,173

Net income (loss) per Unit, based on
   weighted average Units outstanding             $0.1400         $0.2259          $0.1289         $0.0797        ($0.0263)

Distributions per Unit, based on
   weighted average Units outstanding             $1.1000         $1.0900          $1.0500         $0.9700         $0.4000

Total Assets                                 $106,707,576    $130,546,718     $136,475,349    $108,090,539     $41,256,114

Non-recourse Debt                             $40,138,400     $41,496,203      $19,129,298      $6,136,233            None

Total Partners' Capital                       $64,614,239     $76,545,683      $87,372,135     $98,949,871     $36,832,316

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

The Partnership participates with the General Partner and certain of its affiliates in a $90,000,000 revolving line of credit (which has been increased to $105,000,000 through March 31, 1998) with a financial institution that includes certain financial covenants. The line of credit expires on October 28, 1998. As of December 31, 1997, the Partnership had no borrowings under this line of credit and the remaining availability was $17,754,812.

The Partnership anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to the General Partner and providing for cash distributions to the Limited Partners. At December 31, 1997, there were no commitments to purchase lease assets.

As of December 31, 1997, cash balances consisted of amounts reserved for distributions in January 1998, generated from operations in 1997.

The Partnership currently has available adequate reserves to meet its immediate cash requirements, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The General Partner envisions no such requirements for operating purposes.

As of December 31, 1997, the Partnership had borrowed $58,317,911. The remaining unpaid balance as of that date was $40,138,400.

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

Cash Flows:

                      1997 vs. 1996:

As in 1996, operating lease rents were the Partnership's primary source of cash flows from operating activities in 1997.

Sources of cash from investing activities consisted of rents from direct financing leases and proceeds from sales of lease assets. Such financing lease rents increased by about 2% compared to 1996. Proceeds from sales of lease assets are not expected to be consistent from one year to another and decreased by about $2,764,000 compared to 1996.

Proceeds on non-recourse debt was the Partnership's most significant source of cash from financing activities.

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


Results of Operations

                      1997 vs. 1996:


As of March 19, 1993, subscriptions for the minimum amount of the offering ($1,200,000) had been received and accepted by the Partnership. As of that date, the Partnership commenced operations in its primary business (leasing activities). Because of the timing of the commencement of operations and the fact that the initial portfolio acquisitions were not completed until 1996, the results of operations in 1996 and 1995 are not comparable.

As of December 31, 1997, 25% of total equipment at cost (24% at December 31,1996 and 19% at December 31, 1995) was leased to lessees in the rail transportation industry. As of December 31, 1997, 15% of total equipment at cost (16% at December 31, 1996 and 20% at December 31, 1995) was leased to lessees in the mining industry. As of December 31, 1997, 10% of total equipment cost (11% at December 31, 1996 and 13% at December 31, 1995) was leased to lessees in the oil and gas industry. Leases are subject to the general partners' credit committee review. The leases provide for the return of the equipment upon default. The concentration of the Partnership's assets in these industries is not known to have had any effect on the Partnership's results of operations nor is there any known trend regarding these industries that would effect its operations in future periods.


Operations in 1997 resulted in net income of $1,813,431 compared to $2,851,885 in 1996. The decrease resulted from a number of factors. Overall, revenues declined by $1,550,267 and expenses by $672,768. The most significant factor in the decline in revenues was the decrease in gains recognized on sales of assets. Such gains are not expected to be consistent from one year to another. Gains in 1996 included $689,237 from the disposal of assets formerly leased to Barney's, Inc. The sale of the assets had also given rise to an extraordinary gain on the early extinguishment of the debt related to the transaction.

The decreases in operating expenses was mostly due to decreases in depreciation expense and interest expense offset by an increase in the provision for losses. Depreciation expense decreased as a result of sales of operating lease assets in 1997. The decrease in interest expense was due to overall decreases in the Partnership's indebtedness. At December 31, 1996, the Partnership's balance on the line of credit was just under $10,000,000. During 1997, the line of credit was paid off. This was done by replacing it with new non-recourse debt (about $6,800,000) and by using cash generated by operations ($3,300,000). Overall, debt balances were reduced from $51,417,393 at December 31, 1996 to $40,138,400 at December 31, 1997. This reduction in overall indebtedness gave rise to the decrease in interest expense compared to 1996. The increase in the provision for losses related primarily to provisions relating to two of the Partnership's lessees, Schwegmann's and Pegasus Gold. See Note 11 to the financial statements included in Item 8 of this report for further information.

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


Impact of the Year 2000

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

The Partnership believes that it will not be required to modify or replace significant portions of its software and that the year 2000 issue will not pose significant operational problems for its computer systems. The Partnership does not expect that the costs related to the year 2000 issue will be significant. Ultimately, the potential impact of the year 2000 issue will depend not only on the corrective measures the Partnership undertakes, but also on the way in which the year 2000 issue is addressed by businesses and other entities whose financial condition or operational capability is important to the Partnership. Therefore, the Partnership is communicating to these parties to ensure they are aware of the year 2000 issue, to learn how they are addressing it, and to evaluate any likely impact on the Partnership.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Notes to Financial Statements attached hereto at pages 12 through 26.

                         REPORT OF INDEPENDENT AUDITORS






The Partners
ATEL Cash Distribution Fund V, L.P.


We have audited the accompanying balance sheets of ATEL Cash Distribution Fund V, L.P. as of December 31, 1997 and 1996 and the related statements of income, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Cash Distribution Fund V, L.P. at December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                                          ERNST & YOUNG LLP
San Francisco, California
February 6, 1998

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996


                                     ASSETS


                                                     1997             1996
                                                     ----             ----
Cash and cash equivalents                              $733,263      $1,917,349

Accounts receivable                                   2,194,261       2,889,713

Other assets                                                  -          10,000

Notes receivable, net of allowance for
   doubtful accounts of $100,605 in 1997,
   none in 1996                                         382,048               -

Investments in equipment and leases                 103,398,004     125,729,656
                                                ---------------- ---------------
Total assets                                       $106,707,576    $130,546,718
                                                ================ ===============


LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                   $40,138,400     $41,496,203

Line of credit                                                -       9,921,190

Accounts payable:
     Equipment purchases                                178,200         464,604
     General Partner                                    317,715         295,705
     Other                                              235,068         284,929

Accrued interest payable                                219,569         232,808

Unearned lease income                                 1,004,385       1,305,596
                                                ---------------- ---------------
Total liabilities                                    42,093,337      54,001,035

Partners' capital:
     General Partner                                     69,221          51,087
     Limited Partners                                64,545,018      76,494,596
                                                ---------------- ---------------
Total partners' capital                              64,614,239      76,545,683
                                                ---------------- ---------------
Total liabilities and partners' capital            $106,707,576    $130,546,718
                                                ================ ===============

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                              STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                                1997            1996             1995
                                                                                ----            ----             ----
Revenues:
Leasing activities:
   Operating leases                                                            $20,153,372     $20,476,748     $18,195,191
   Direct financing leases                                                       2,783,215       2,911,529       1,406,960
   Leveraged leases                                                                107,494         178,390         217,129
   Gain on sales of assets                                                         345,340       1,325,132         933,289

Interest income                                                                     32,575          39,898         124,308
Other                                                                               15,659          56,225           7,792
                                                                           ---------------- --------------- ---------------
                                                                                23,437,655      24,987,922      20,884,669
Expenses:

Depreciation and amortization                                                   13,503,318      15,351,574      14,600,474
Interest expense                                                                 3,599,776       3,962,860       1,222,050
Equipment and incentive management fees to General Partner                       1,647,388       1,725,751       1,623,818
Provision for losses and impairments                                             1,701,102         255,294         987,013
Other                                                                              571,546         428,631         176,847
Administrative cost reimbursements to General Partner                              405,886         455,316         535,812
Provision for doubtful accounts                                                    100,605               -               -
Professional fees                                                                   94,603         117,566         110,744
                                                                           ---------------- --------------- ---------------
                                                                                21,624,224      22,296,992      19,256,758
                                                                           ---------------- --------------- ---------------
Income before extraordinary item                                                 1,813,431       2,690,930       1,627,911
Extraordinary gain on early extinguishment of debt                                       -         160,955               -
                                                                           ---------------- --------------- ---------------
Net income                                                                      $1,813,431      $2,851,885      $1,627,911
                                                                           ================ =============== ===============

Net income:
     General Partner                                                               $18,134         $28,519         $16,279
     Limited Partners                                                            1,795,297       2,823,366       1,611,632
                                                                           ---------------- --------------- ---------------
                                                                                $1,813,431      $2,851,885      $1,627,911
                                                                           ================ =============== ===============

Income before extraordinary item per limited partnership unit                        $0.14           $0.21           $0.13
Extraordinary gain on early extinguishment of debt per limited
   partnership unit                                                                   -               0.02            -
                                                                           ---------------- --------------- ---------------
Net income per Limited Partnership unit                                              $0.14           $0.23           $0.13
                                                                           ================ =============== ===============

Weighted average number of units outstanding                                    12,497,000      12,497,713      12,498,550

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                    Limited Partners           General
                                                               Units           Amount          Partner          Total

Balance December 31, 1994                                      12,500,050      $98,943,582          $6,289     $98,949,871

Other syndication costs to affiliates                                              (89,139)                        (89,139)
Capital contributions rescinded                                    (1,500)         (15,000)                        (15,000)
Distributions to Limited Partners ($1.05  per Unit)                            (13,101,508)                    (13,101,508)
Net income                                                                       1,611,632          16,279       1,627,911
                                                           --------------- ---------------- --------------- ---------------
Balance December 31, 1995                                      12,498,550       87,349,567          22,568      87,372,135

Limited Partnership Units repurchased                              (1,550)          (5,512)                         (5,512)
Distributions to Limited Partners ($1.09  per Unit)                            (13,672,825)                    (13,672,825)
Net income                                                                       2,823,366          28,519       2,851,885
                                                           --------------- ---------------- --------------- ---------------
Balance December 31, 1996                                      12,497,000       76,494,596          51,087      76,545,683

Distributions to Limited Partners ($1.10  per Unit)                            (13,744,875)                    (13,744,875)
Net income                                                                       1,795,297          18,134       1,813,431
                                                           --------------- ---------------- --------------- ---------------
Balance December 31, 1997                                      12,497,000      $64,545,018         $69,221     $64,614,239
                                                           =============== ================ =============== ===============





                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                                1997            1996             1995
                                                                                ----            ----             ----
Operating activities:
Net income                                                                      $1,813,431      $2,851,885      $1,627,911
Adjustment to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                              13,503,318      15,351,574      14,600,474
     Provision for losses and impairments                                        1,701,102         255,294         987,013
     Provision for doubtful accounts                                               100,605               -               -
     Leveraged lease income                                                       (107,494)       (178,390)       (217,129)
     Gain on sales of assets                                                      (345,340)     (1,325,132)       (933,289)
     Extraordinary gain on early extinguishment of debt                                  -        (160,955)              -
     Changes in operating assets and liabilities:
         Accounts receivable                                                       695,452        (512,217)     (1,015,951)
         Notes receivable                                                         (482,653)              -               -
         Other assets                                                               10,000               -               -
         Accounts payable, General Partner                                          22,010        (730,728)       (362,779)
         Accounts payable, other                                                   (49,861)       (529,924)        723,603
         Accrued interest payable                                                  (13,239)       (148,823)        334,642
         Deposits due to lessees                                                         -        (627,508)           (217)
         Unearned lease income                                                    (301,211)        488,290          56,670
                                                                           ---------------- --------------- ---------------
Net cash provided by operating activities                                       16,546,120      14,733,366      15,800,948

Investing activities:
Purchases of equipment on operating leases                                        (286,404)    (16,665,304)    (26,990,580)
Proceeds from sales of assets                                                    3,136,926       5,900,451       6,930,477
Decrease (increase) of net investment in leveraged leases                                -         458,388        (105,594)
Purchases of equipment on direct financing leases                                  (33,023)     (1,639,128)    (23,121,223)
Reduction of net investment in direct financing leases                           4,476,163       4,396,705       2,604,517
Purchases of equipment on leveraged leases                                               -               -      (2,099,438)
Initial direct lease costs paid to General Partner                                       -        (147,072)     (1,818,287)
Purchase of residual value interests                                                     -               -        (835,760)
                                                                           ---------------- --------------- ---------------
Net cash provided by (used in) investing activities                              7,293,662      (7,695,960)    (45,435,888)

Financing activities:
Borrowings under line of credit                                                    250,000      18,098,333      33,994,956
Repayments of borrowings under line of credit                                  (10,171,190)    (34,469,231)     (7,702,868)
Proceeds of non-recourse debt                                                    6,817,451      30,770,985      14,593,242
Repayments of non-recourse debt                                                 (8,175,254)     (8,243,125)     (1,600,177)
Distributions to Limited Partners                                              (13,744,875)    (13,672,825)    (13,101,508)
Payment of syndication costs to General Partner                                          -               -         (89,139)
Limited Partnership Units repurchased                                                    -          (5,512)              -
Capital contributions rescinded                                                          -               -         (15,000)
                                                                           ---------------- --------------- ---------------
Net cash used in financing activities                                          (25,023,868)     (7,521,375)     26,079,506
                                                                           ---------------- --------------- ---------------

Net decrease in cash and cash equivalents                                       (1,184,086)       (483,969)     (3,555,434)
Cash and cash equivalents at beginning of period                                 1,917,349       2,401,318       5,956,752
                                                                           ---------------- --------------- ---------------
Cash and cash equivalents at end of period                                        $733,263      $1,917,349      $2,401,318
                                                                           ================ =============== ===============

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                   (CONTINUED)


                                                                                1997            1996             1995
                                                                                ----            ----             ----

Supplemental disclosures of cash flow information:
Cash paid during the year for interest                                          $3,613,015      $4,111,683        $887,408
                                                                           ================ =============== ===============

Schedule of non-cash transactions:

Operating lease assets reclassified to direct financing leases                     $35,692      $2,798,303
Less accumulated depreciation                                                      (29,803)       (773,303)
                                                                           ---------------- --------------- ---------------
                                                                                    $5,889      $2,025,000
                                                                           ================ ===============

Operating lease assets reclassified to assets held for sale or lease               $70,525         $35,262
Less accumulated depreciation                                                       (4,992)         (1,070)
                                                                           ---------------- --------------- ---------------
                                                                                   $65,533         $34,192
                                                                           ================ ===============

Direct financing lease assets reclassified to notes receivable                    $482,653
                                                                           ================




                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


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

The Partnership's business consists of leasing various types of equipment. As of December 31, 1997, the original terms of the leases ranged from one to twenty years.

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

                                DECEMBER 31, 1997


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

Allowance for credit losses:

The Partnership maintains an allowance for credit losses on its direct financing lease portfolio and on its notes receivable to provide for potential credit and collateral losses. The General Partner's evaluation of the adequacy of the allowance is a judgmental estimate that is based on a review of individual leases and notes receivable, past loss experience, current and anticipated economic conditions, the value of the underlying collateral and other factors. While the General Partner believes the allowance is adequate to cover anticipated losses, it is reasonably possible that the allowance may change in the near term. However, such change is not expected to have a material effect on the financial position or future operating results of the Partnership. It is the Partnership's policy to charge off amounts which, in the opinion of the General Partner, are not recoverable from lessees or borrowers or the disposition of the collateral. The General Partner considers the portion of the allowance attributable to the lease portfolio to be general in nature and available for that portfolio in its entirety.


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

The tax basis of the Partnership's net assets and liabilities varies from the amounts presented in these financial statements (unaudited):

                                                     1997             1996
                                                     ----             ----
   Financial statement basis of net assets        $64,614,239     $76,545,683
   Tax basis of net assets                         37,010,481      51,668,477
                                              ---------------- ---------------
   Difference                                     $27,603,758     $24,877,206
                                              ================ ===============

The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Partnership's tax returns.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


2. Summary of significant accounting policies (continued):

The following reconciles the net income reported in these financial statements to the loss reported on the Partnership's federal tax return (unaudited):

                                                    1997             1996
                                                    ----             ----
  Net income per financial statements               $1,813,431      $2,851,885
  Adjustment to depreciation expense               (12,174,736)    (18,949,366)
  Adjustments to lease revenues                      7,646,478       8,509,318
  Extraordinary gain on extinguishment of debt               -        (160,955)
  Provision for doubtful accounts                      100,605               -
  Provision for losses                               1,701,102         255,294
                                               ---------------- ---------------
  Net loss per federal tax return                    ($913,120)    ($7,493,824)
                                               ================ ===============

Credit Risk:

Financial   instruments   which   potentially   subject   the   Partnership   to
concentrations of credit risk include cash and cash equivalents, accounts receivable and notes receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases. See Note 7 for a description of lessees by industry as of December 31, 1997. See Note 11 for a description of the Partnership's note receivable as of December 31, 1997.


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

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


3. Investments in equipment and leases:

As of December 31, 1997, the Partnership's investments in equipment and leases consist of the following:

                                                                            Depreciation
                                                                             Expense or       Reclass-
                                                                            Amortization    ifications or
                                                1996         Additions        of Leases     Dispositions         1997
                                                ----         ---------        ---------     ------------         ----
Net investment in operating leases            $87,312,105                     ($12,609,057)      ($116,104)    $74,586,944
Net investment in direct financing
   leases                                      30,648,362         $33,023       (4,476,163)     (1,076,251)     25,128,971
Net investment in leveraged leases              4,312,287               -          107,494      (1,510,005)      2,909,776
Assets held for sale or lease                     154,758               -                -         (89,225)         65,533
Residual value interests                          835,760               -                -              (1)        835,759
Reserve for losses                               (498,298)     (1,701,102)               -               -      (2,199,400)
Initial direct costs, net of accumulated
   amortization of $2,474,583 in 1997
   and $2,189,959 in 1996                       2,964,682               -         (894,261)              -       2,070,421
                                           --------------- --------------- ---------------- --------------- ---------------
                                             $125,729,656     ($1,668,079)    ($17,871,987)    ($2,791,586)   $103,398,004
                                           =============== =============== ================ =============== ===============

Operating leases:

Property on operating leases consists of the following as of December 31, 1996, additions and dispositions during 1997 and as of December 31, 1997:

                                                                   Reclass-
                                                                 ifications or
                                     1996          Additions     Dispositions         1997
                                     ----          ---------     ------------         ----
Transportation                     $41,681,813                        ($198,569)    $41,483,244
Construction                        24,075,113                                -      24,075,113
Materials handling                  18,057,102                         (647,677)     17,409,425
Mining                              15,164,692                                -      15,164,692
Furniture and fixtures               7,109,796                       (1,131,815)      5,977,981
Manufacturing                        3,475,585                                -       3,475,585
Printing                             2,325,000                                -       2,325,000
Office automation                    2,378,155                                -       2,378,155
Food processing                      1,826,162                                -       1,826,162
Other                                  283,412                           (5,016)        278,396
                                --------------- ---------------- --------------- ---------------
                                   116,376,830                -      (1,983,077)    114,393,753
Less accumulated depreciation      (29,064,725)    ($12,609,057)      1,866,973     (39,806,809)
                                --------------- ---------------- --------------- ---------------
                                   $87,312,105     ($12,609,057)      ($116,104)    $74,586,944
                                =============== ================ =============== ===============

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


3.  Investments in equipment and leases (continued):

Direct financing leases:

As of December 31, 1997, investment in direct financing leases consists of railroad auto racks, railroad tank cars and retail store fixtures. The following lists the components of the Partnership's investment in direct financing leases as of December 31, 1997 and 1996:

                                                                  1997            1996
                                                                  ----            ----
Total minimum lease payments receivable                          $26,688,410     $34,535,417
Estimated residual values of leased equipment (unguaranteed)       8,888,584       8,936,243
                                                             ---------------- ---------------
Investment in direct financing leases                             35,576,994      43,471,660
Less unearned income                                             (10,448,023)    (12,823,298)
                                                             ---------------- ---------------
Net investment in direct financing leases                        $25,128,971     $30,648,362
                                                             ================ ===============

All of the property on leases was acquired in 1997, 1996, 1995, 1994 and 1993.

At December 31, 1997, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows:

                                               Direct
            Year ending      Operating       Financing
            December 31,       Leases          Leases           Total
                     1998     $16,707,042      $5,517,616      $22,224,658
                     1999       9,245,581       4,978,411       14,223,992
                     2000       6,105,549       3,890,907        9,996,456
                     2001       4,259,485       3,017,642        7,277,127
                     2002       2,488,326       2,669,882        5,158,208
               Thereafter       6,555,838       6,613,952       13,169,790
                           --------------- --------------- ----------------
                              $45,361,821     $26,688,410      $72,050,231
                           =============== =============== ================

Leveraged leases:

As of December 31, 1997, investment in leveraged leases consists of an air separation plant and materials handling equipment. The following lists the components of the Partnership's investment in leveraged leases as of December 31, 1997 and 1996:

                                                                                1997            1996
                                                                                ----            ----
Aggregate rentals receivable                                                    $3,881,273      $5,149,595
Less aggregate principal and interest payable on non-recourse loans             (2,181,052)     (3,046,744)
Estimated residual value of leased assets                                        1,570,511       2,731,886
Less unearned income                                                              (360,956)       (522,450)
                                                                           ---------------- ---------------
Net investment in leveraged leases                                              $2,909,776      $4,312,287
                                                                           ================ ===============

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


4.  Non-recourse debt:

At December 31, 1997, non-recourse debt, other than that related to leveraged leases which is accounted for as a part of the net investment in leveraged leases, consists of notes payable to financial institutions. The notes are due in varying monthly, quarterly and semi-annual payments. Interest on the notes is at rates from 6.50% to 10.53%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 1997, the carrying value of the pledged assets is approximately $54,086,249. The notes mature from 1998 through 2015.

Future minimum payments of non-recourse debt are as follows:

                Year ending
               December 31,    Principal        Interest          Total

                       1998     $10,073,742       $2,846,626     $12,920,368
                       1999       7,891,017        2,083,413       9,974,430
                       2000       5,680,723        1,506,847       7,187,570
                       2001       4,586,627        1,066,950       5,653,577
                       2002       2,918,650          703,533       3,622,183
                 Thereafter       8,987,641        4,009,255      12,996,896
                             --------------- ---------------- ---------------
                                $40,138,400      $12,216,624     $52,355,024
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

                                DECEMBER 31, 1997

5.  Related party transactions (continued):

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements pursuant to the Limited Partnership Agreement as follows during 1997, 1996 and 1995:

                                                                                      1997            1996             1995
                                                                                      ----            ----             ----
Incentive  management  fees  (computed  as  5% of  distributions  of  cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees  (computed as 5% of gross revenues from  operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited Partnership Agreement).                      $1,647,388      $1,725,751      $1,623,818

Administrative costs reimbursed to General Partner                                       405,886         455,316         535,812

Acquisition  fees equal to 3.5% of the equipment  purchase price, for evaluating and  selecting  equipment to be acquired (not to exceed  approximately  4.75% of
Gross Proceeds, included in
investment in leases)                                                                          -         147,072       1,818,287

Reimbursement of other syndication costs                                                       -               -          89,139
                                                                                 ---------------- --------------- ---------------
                                                                                      $2,053,274      $2,328,139      $4,067,056
                                                                                 ================ =============== ===============


6.  Partners' capital:

As of December 31, 1997, 12,497,000 Units were issued and outstanding (in addition to the Units issued to the Initial Limited Partners). The Partnership is authorized to issue up to 12,500,000 Units of Limited Partnership interest in addition to those issued to the initial Limited Partners.

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

                                DECEMBER 31, 1997


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

As of December 31, 1997, 1996 and 1995, there were concentrations (greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

                                          1997            1996             1995
                                          ----            ----             ----
  Rail transportation                      25%             24%             19%
  Mining                                   15%             16%             20%
  Petroleum and coal products              10%             11%             13%
  Food processing                           *               *              10%
                  *  Less than 10%.

During 1997, two customers comprised 19% and 14% of the Partnership's revenues from leases. During 1996, two customers comprised 16% and 11% of the Partnership's revenues from leases. During 1995, two customers comprised 14% and 12% of the Partnership's revenues from leases.


8.  Line of credit:

The Partnership participates with the General Partner and certain of its Affiliates in a $90,000,000 revolving credit agreement (which has been increased to $105,000,000 through March 31, 1998) with a group of financial institutions which expires on October 28, 1998. The agreement includes an acquisition facility and a warehouse facility which are used to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the Affiliates, the Partnership and the General Partner.

During 1997, the Partnership had borrowed $250,000 under the line of credit. Repayments on the line of credit were $10,171,190 during 1997 and there were no outstanding balances as of December 31, 1997.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


8.  Line of credit (continued):

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of December 31, 1997. At December 31, 1997, $17,754,812 was available under this agreement.


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
                                                          ================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


10. Fair value of financial instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Cash and cash equivalents:

The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these instruments.

Non-recourse debt:

The fair value of the Partnership's non-recourse debt is estimated using discounted cash flow analyses, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Partnership's non-recourse debt at December 31, 1997 is $38,995,084.

Line of credit:

The  carrying  amount  of  the  Partnership's   variable  rate  line  of  credit
approximates fair value.


11. Provision for losses and impairments:

In January 1998, Pegasus Gold, one of the Partnership's lessees, filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The Partnership has determined that certain of the assets under this direct financing lease (with a total net book value of $5,826,418) were impaired at December 31,1997. The Partnership's provision for losses and impairments for 1997 includes a reserve for the estimated credit exposure related to the remaining lease assets.

In October 1997, Schwegmann's Giant Supermarkets, one of the Partnership's lessees, defaulted on a portion of its lease obligations. The Partnership sold assets relating to a portion of the defaulted lease obligation for sales proceeds of $36,558, resulting in a loss of $87,007. Subsequent to the sale of the assets, the Partnership reclassified the remaining lease investment to a note receivable. The book value of the note receivable was $482,653 at December 31, 1997. The General Partner has provided for a reserve of $100,605 on the note receivable at December 31, 1997.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


11.  Provision for losses and impairments (continued):

The net book value of the Partnership's defaulted lease obligation related to Schwegmann's Giant Supermarkets which is classified as an investment in direct finance lease was $970,591 at December 31, 1997. The Partnership's provision for losses and impairments for 1997 includes a reserve for the estimated credit exposure related to the remaining lease assets.

Uncertainties surrounding the lessees' workout proceedings, their credit and collateral and the related bankruptcy court adjudications, among other factors, all affect the Partnership's ability to estimate its future cash flows from note and lease payments and equipment residual values. As a result, it is reasonably possible that a change in estimate will occur in the near term. However, such change is not expected to have a material effect on the financial position or future operating results of the Partnership.

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

The officers and directors of ATEL Capital Group, ATEL Financial Corporation and their affiliates are as follows:

A. J. Batt                 Chairman of the Board of Directors of ACG, AFC, ALC,
                           AEC, AIS and ASC; President and Chief Executive
                           Officer of ACG, AFC and AEC

Dean L. Cash               Director, Executive Vice President and Chief
                           Operating Officer of ACG, AFC, and AEC; Director,
                           President and Chief Executive Officer of ALC, AIS and ASC

F. Randall Bigony          Senior Vice President and Chief Financial Officer of
                           ACG, AFC, ALC, AIS and AEC

Donald E. Carpenter        Vice President and Controller of ACG, AFC, ALC, AEC
                           and AIS; Chief Financial Officer of ASC

Vasco H. Morais            General Counsel for ACG, AFC, ALC, AIS and AEC

William J. Bullock         Director of Asset Management of AEC

Russell H. Wilder          Vice President - Credit of AEC

John P. Scarcella          Vice President of ASC

A. J. Batt, age 61, founded ATEL in 1977 and has been its president and chairman of the board of directors since its inception. From 1973 to 1977, he was employed by GATX Leasing Corporation as manager-data processing and equity placement for the lease underwriting department, which was involved in equipment financing for major corporations. From 1967 to 1973 Mr. Batt was a senior technical representative for General Electric Corporation, involved in sales and support services for computer time-sharing applications for corporations and financial institutions. Prior to that time, he was employed by North American Aviation as an engineer involved in the Apollo project. Mr. Batt received a B.Sc. degree with honors in mathematics and physics from the University of British Columbia in 1961.

Dean L. Cash, age 47, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

F. Randall Bigony, age 40, joined ATEL in 1992 to review administrative operations within ATEL Financial Corporation and to develop and implement functional plans to support company growth. He currently oversees ATEL's accounting, MIS and treasury functions. From 1987 until joining ATEL, Mr. Bigony was president of F. Randall Bigony & Co., a consulting firm that provided financial and strategic planning services to emerging growth companies. From 1983 to 1987, he was a manager with the accounting firm of Ernst & Whinney, serving clients in its management consulting practice. Mr. Bigony received a B.A. degree in business from the University of Massachusetts and an M.B.A. degree in finance from the University of California, Berkeley. He is a founding board member and acting treasurer of the I Have a Dream Foundation Bay Area Chapter.

Donald E. Carpenter, age 49, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 39, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley and a J.D. degree in 1986 from Golden Gate University Law School. Mr. Morais has been an active member of the State Bar of California since 1986.

William J. Bullock, age 34, joined ATEL in 1991, as the director of asset management. He assumed responsibility for the disposition of off-lease equipment and residual valuation analysis on new lease transactions. Prior to joining ATEL, Mr. Bullock was a senior member of the equipment group at McDonnell Douglas Finance Corporation ("MDFC") responsible for managing its $4 billion portfolio of leases. Mr. Bullock was involved in negotiating sales and renewals as well as preparing and inspecting equipment. Prior to joining MDFC in 1989, Mr. Bullock was the Senior Negotiator at Equitable Leasing (a subsidiary of GE Capital Equipment Corp.) in San Diego. At Equitable, he handled the end-of-lease negotiations and equipment dispositions of a portfolio comprised of equipment leased primarily to Fortune 200 companies. Mr. Bullock has been a member of the Equipment Lessors Association ("ELA") since 1987 and has authored ELA industry articles. He received a B.S. degree in Finance in 1987 from San Diego State University and is pursuing his M.B.A.

Russell H. Wilder, age 43, joined ATEL in 1992 as Vice President of ATEL Business Credit, a wholly-owned subsidiary of ACG. Immediately prior to joining ATEL, Mr. Wilder was a personal property broker specializing in equipment leasing and financing and an outside contractor in the areas of credit and collections. From 1985 to 1990 he was Vice President and Manager of Leasing for Fireside Thrift Co., a Teledyne subsidiary, and was responsible for all aspects of setting up and managing the department, which operated as a small ticket lease funding source. From 1983 to 1985 he was with Wells Fargo Leasing Corporation as Assistant Vice President in the credit department where he oversaw all credit analysis on transactions in excess of $2 million. From 1978 to 1983 he was District Credit Manager with Westinghouse Credit Corporation's Industrial Group and was responsible for all non-marketing operations of various district offices. Mr. Wilder holds a B.S. with Honors in Agricultural Economics and Business Management from the University of California at Davis. He has been awarded the Certified Lease Professional designation by the Western Association of Equipment Lessors.

John P. Scarcella, age 36, joined ATEL Securities as vice president in 1992. He is involved in the marketing of securities offered by ASC. Prior to joining ASC, from 1987 to 1991, he was employed by Lansing Pacific Fund, a real estate investment trust in San Mateo, California and acted as director of investor relations. From 1984 to 1987, Mr. Scarcella acted as broker dealer representative for Lansing Capital Corporation, where he was involved in the marketing of direct participation programs and REITs. Mr. Scarcella received a B.S.C. degree with emphasis in investment finance in 1983 and an M.B.A. degree with a concentration in marketing in 1991 from Santa Clara University.


Item 11.  EXECUTIVE COMPENSATION

The registrant is a Limited Partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the General Partner and their affiliates. The amount of such remuneration paid for the years ended December 31, 1997, 1996 and 1995 is set forth in Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 5 thereof which information is hereby incorporated by reference.

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

The maximum amount of such fees to be paid is $5,929,583, all of which had been paid as of December 31, 1997.

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

Equipment Re-lease Fee

As compensation for providing re-leasing services, the General Partner shall receive fees equal to 2% of the gross rentals or the comparable competitive rate for such services relating to comparable equipment, whichever is less, derived from the re-lease provided that (i) the General Partner or their affiliates have and will maintain adequate staff to render such services to the Partnership,
(ii) no such re-lease fee is payable in connection with the re-lease of equipment to a previous lessee or its affiliates, (iii) the General Partner or its affiliates have rendered substantial re-leasing services in connection with such re-lease and (iv) the General Partner or its affiliates are compensated for rendering equipment management services. To date, none have been accrued or paid.

General Partner's Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 99% to the Limited Partners and 1% to the general partner. See the statements of income included in
Item 8 of this report for the amounts allocated to the general and Limited Partners in 1997, 1996 and 1995.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 1997 no investor is known to the Partnership to hold beneficially more than 5% of the issued and outstanding Units.

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


                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

                       (a) Financial Statements and Schedules
                         1.Financial Statements
                           Included in Part II of this report:
                           Report of Independent Auditors
                           Balance Sheets at December 31, 1997 and 1996
                           Statements of Income for the years ended December 31, 1997, 1996 and 1995 Statements of Changes in Partners' Capital for the years ended December 31, 1997, 1996 and 1995
                           Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995 Notes to Financial Statements

                         2.Financial Statement Schedules
                           All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                       (b) Reports  on Form 8-K for the  fourth  quarter of 1997
                           None

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



                     Date: 3/27/1998

     ATEL Cash Distribution Fund V, L.P.
                          (Registrant)


     By: ATEL Financial Corporation,
         General Partner of Registrant



                    By:  /s/  A. J. Batt
                         ------------------------------------------------
                         A. J. Batt,
                         President and Chief Executive Officer of
                         ATEL Financial Corporation (General
                         Partner)




                    By:   /s/ Dean Cash
                         ------------------------------------------------
                         Dean Cash,
                         Executive Vice President of ATEL
                         Financial Corporation (General Partner)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.




        SIGNATURE                            CAPACITIES             DATE



             /s/ A. J. Batt        President, chairman and chief   3/27/1998
---------------------------------- executive officer of ATEL
               A. J. Batt          Financial Corporation



              /s/ Dean Cash        Executive vice president and    3/27/1998
---------------------------------- director of ATEL Financial
                Dean Cash          Corporation



          /s/ F. Randall Bigony    Principal financial officer     3/27/1998
---------------------------------- of registrant; principal
            F. Randall Bigony      financial officer of ATEL
                                   Financial Corporation



         /s/ Donald E. Carpenter   Principal accounting officer    3/27/1998
---------------------------------- of registrant; principal
           Donald E. Carpenter     accounting officer of ATEL
                                   Financial Corporation



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