Form 10-Q
period 1998-03-31
ATEL CASH DISTRIBUTION FUND V L P
filed 1998-05-15
CIK 892875

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                   For the quarterly period ended March 31, 1998

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

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                 BALANCE SHEETS

                      MARCH 31, 1998 AND DECEMBER 31, 1997
                                   (Unaudited)


                                     ASSETS

                                                   1998              1997
                                                   ----              ----
Cash and cash equivalents                            $303,122          $733,263

Accounts receivable                                 2,076,985         2,194,261

Notes receivable, net of allowance for
   doubtful account of $100,605 in 1997
   and 1998                                           364,214           382,048

Investments in leases                              98,876,658       103,398,004
                                             ----------------- -----------------
Total assets                                     $101,620,979      $106,707,576
                                             ================= =================

                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                 $37,737,922       $40,138,400
Accounts payable:
   Equipment purchases                                178,200           178,200
   General Partner                                    317,507           317,715
   Other                                              273,769           235,068
Accrued interest expense                              204,714           219,569
Unearned operating lease income                       958,914         1,004,385
                                             ----------------- -----------------
Total liabilities                                  39,671,026        42,093,337
Partners' capital:
     General Partner                                   78,625            69,221
     Limited Partners                              61,871,328        64,545,018
                                             ----------------- -----------------
Total partners' capital                            61,949,953        64,614,239
                                             ----------------- -----------------
Total liabilities and partners' capital          $101,620,979      $106,707,576
                                             ================= =================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                INCOME STATEMENTS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 1998 AND 1997
                                   (Unaudited)

Revenues:                                          1998              1997
                                                   ----              ----
   Leasing activities:
      Operating leases                             $4,776,238        $5,099,467
      Direct financing leases                         644,450           732,441
      Leveraged leases                                 27,442            40,373
      Gain on sales of assets                          77,089            73,417
Interest income                                         5,899            11,876
Other                                                   9,819             2,227
                                             ----------------- -----------------
                                                    5,540,937         5,959,801
Expenses:
Depreciation and amortization                       3,101,427         3,637,731
Interest expense                                      770,699           920,880
Equipment and incentive management
   fees to General Partner                            404,327           399,373
Administrative cost reimbursements
   to General Partner                                 119,511            90,436
Provision for losses                                   55,409            59,598
Professional fees                                      12,633            12,342
Other                                                 136,493           120,837
                                             ----------------- -----------------
                                                    4,600,499         5,241,197
                                             ----------------- -----------------
Net income                                           $940,438          $718,604
                                             ================= =================

Net income:
   General Partner                                     $9,404            $7,186
   Limited Partners                                   931,034           711,418
                                             ----------------- -----------------
                                                     $940,438          $718,604
                                             ================= =================

Net income per Limited Partnership Unit                 $0.07             $0.06
Weighted average number of Units outstanding       12,497,000        12,497,000

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                               THREE MONTH PERIOD
                              ENDED MARCH 31, 1997
                                   (Unaudited)

                                                  Limited Partners      General
                                      Units            Amount           Partner            Total

Balance December 31, 1997              12,497,000      $64,545,018           $69,221       $64,614,239
Distributions to limited partners                       (3,604,724)                -        (3,604,724)
Net income                                                 931,034             9,404           940,438
                                 ----------------- ---------------- ----------------- -----------------
Balance March 31, 1998                 12,497,000      $61,871,328           $78,625       $61,949,953
                                 ================= ================ ================= =================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                            STATEMENTS OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 1998 AND 1997


                                                                                  1998              1997
                                                                                  ----              ----
Operating activities:
Net income                                                                          $940,438          $718,604
Adjustment to reconcile net income to cash provided by operating activities:
   Depreciation and amortization                                                   3,101,427         3,637,731
   Gain on sales of lease assets                                                     (77,089)          (73,417)
   Provision for losses                                                               55,409            59,598
   Changes in operating assets and liabilities:
      Accounts receivable                                                            117,276           903,035
      Accounts payable, General Partner                                                 (208)         (155,525)
      Accounts payable, other                                                         38,701             4,735
      Accrued interest expense                                                       (14,855)          (27,487)
      Unearned operating lease income                                                (45,471)         (117,301)
                                                                            ----------------- -----------------
Net cash provided by operations                                                    4,115,628         4,949,973
                                                                            ----------------- -----------------

Investing activities:
Purchases of equipment on operating leases                                                 -          (132,900)
Reduction of net investment in direct financing leases                               771,536           668,473
Proceeds from sales of lease assets                                                  544,360           408,582
Payments received on notes receivable                                                 17,834                 -
Reduction of net investment in leveraged leases                                      125,703           115,622
Purchases of equipment on direct financing leases                                          -           (33,022)
                                                                            ----------------- -----------------
Net cash used in investing activities                                              1,459,433         1,026,755
                                                                            ----------------- -----------------

Financing activities:
Repayments of borrowings under line of credit                                              -        (2,721,190)
Proceeds of non-recourse debt                                                              -         1,121,365
Repayments of non-recourse debt                                                   (2,400,478)       (1,730,155)
Distributions to Limited Partners                                                 (3,604,724)       (3,435,311)
                                                                            ----------------- -----------------
Net cash (used in) provided by financing activities                               (6,005,202)       (6,765,291)
                                                                            ----------------- -----------------

Net (decrease) increase in cash and cash equivalents                                (430,141)         (788,563)

Cash and cash equivalents at beginning of period                                     733,263         1,917,349
                                                                            ----------------- -----------------
Cash and cash equivalents at end of period                                          $303,122        $1,128,786
                                                                            ================= =================
Supplemental disclosures of cash flow information:
Cash paid during the period for interest                                            $785,554          $948,367
                                                                            ================= =================
Supplemental schedule of non-cash transactions:

Leveraged lease assets reclassified to operating lease assets                                         $902,362
                                                                                              =================
Operating lease assets reclassified to assets held or sale or lease               $1,723,233           $55,818
                                                                            ================= =================
Direct financing lease assets reclassified as operating lease assets              $2,233,747
                                                                            =================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998
                                   (Unaudited)


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

As of November 15, 1994, the Partnership had received subscriptions for 12,500,000 Limited Partnership Units ($125,000,000) in addition to the Initial Limited Partners' 50 Units. Of those Units, 12,497,000 ($124,970,000) were issued and outstanding as of March 31, 1998.

The Partnership does not make a provision for income taxes since all income and losses will be allocated to the Partners for inclusion in their individual tax returns.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998
                                   (Unaudited)


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                              Depreciation
                                           Balance                             Expense or        Reclassi-          Balance
                                        December 31,                          Amortization      fications or       March 31,
                                            1997              Additions         of Leases       Dispositions          1998
                                            ----              ---------         ---------     - -------------         ----
Net investment in operating
   leases                                    $74,586,944                         ($2,912,752)       $1,261,249       $72,935,441
Net investment in direct
   financing leases                           25,128,971                            (771,536)       (2,223,772)       22,133,663
Net investment in leveraged
   leases                                      2,909,776                            (125,703)                -         2,784,073
Residual value interests                         835,759                                                                 835,759
Assets held for sale or lease                     65,533                                   -           495,252           560,785
Reserve for losses                            (2,199,400)          ($55,409)               -                 -        (2,254,809)
Initial direct costs, net of
   accumulated amortization of
   $2,474,583 in 1997 and
   $2,166,890 in 1998                          2,070,421                            (188,675)                          1,881,746
                                     --------------------  ----------------- ---------------- ----------------- -----------------
                                            $103,398,004           ($55,409)     ($3,998,666)        ($467,271)      $98,876,658
                                     ====================  ================= ================ ================= =================

Property on operating leases consists of the following:

                                 Balance                          1st Quarter         Balance
                               December 31,                    Reclassifications      March 31,
                                   1997         Acquisitions    & Dispositions          1998
                                   ----         ------------    --------------          ----
Transportation                    $41,483,244                         $2,194,026       $43,677,270
Construction                       24,075,113                                  -        24,075,113
Mining                             15,164,692                         (3,309,174)       11,855,518
Materials handling                 17,409,425                             (9,069)       17,400,356
Furniture and fixtures              5,977,981                                  -         5,977,981
Printing                            2,325,000                                  -         2,325,000
Food processing                     1,826,162                                  -         1,826,162
Manufacturing                       3,475,585                                  -         3,475,585
Office automation                   2,378,155                                  -         2,378,155
Other                                 278,396                                  -           278,396
                             ----------------- ---------------- ----------------- -----------------
                                  114,393,753                         (1,124,217)      113,269,536
Less accumulated depreciation     (39,806,809)     ($2,912,752)        2,385,466       (40,334,095)
                             ----------------- ---------------- ----------------- -----------------
                                  $74,586,944      ($2,912,752)       $1,261,249       $72,935,441
                             ================= ================ ================= =================

All of the property on leases was acquired in 1993, 1994, 1995, 1996 and 1997.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998
                                   (Unaudited)


3.  Investment in leases (continued):

At March 31, 1998, the aggregate amounts of future minimum lease payments are as follows:

                                                  Direct
              Year ending      Operating         Financing
             December 31,        Leases           Leases            Total

                     1998        $13,696,403       $4,238,119       $17,934,522
                     1999         10,641,421        5,067,681        15,709,102
                     2000          6,338,109        3,980,177        10,318,286
                     2001          4,492,045        3,106,913         7,598,958
                     2002          2,643,365        2,759,153         5,402,518
               Thereafter          6,894,053        6,613,952        13,508,005
                            ----------------- ---------------- -----------------
                                 $44,705,396      $25,765,995       $70,471,391
                            ================= ================ =================


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 6.7% to 10.53%.


Future minimum principal payments of non-recourse debt are as follows:

             Year ending
            December 31,      Principal         Interest           Total

                    1998         $7,673,264       $2,168,578        $9,841,842
                    1999          7,891,017        2,083,413         9,974,430
                    2000          5,680,723        1,506,847         7,187,570
                    2001          4,586,627        1,066,950         5,653,577
                    2002          2,918,650          703,533         3,622,183
              Thereafter          8,987,641        4,009,255        12,996,896
                           ----------------- ---------------- -----------------

                                $37,737,922      $11,538,576       $49,276,498
                           ================= ================ =================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998
                                   (Unaudited)


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

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement as follows:


                                                                                      1998              1997
                                                                                      ----              ----
Incentive  management  fees  (computed  as  5% of  distributions  of  cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees  (computed as 5% of gross revenues from  operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited Partnership Agreement).                        $404,327          $399,373

Administrative costs reimbursed to General Partner                                       119,511            90,436
                                                                                ----------------- -----------------
                                                                                        $523,838          $489,809
                                                                                ================= =================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998
                                   (Unaudited)


6. Partner's capital:

As of March 31, 1998, 12,500,000 Units of Limited Partnership (Units) interest were issued and outstanding (in addition to the 50 Units issued to the initial Limited Partners). The Partnership is authorized to issue up to 12,500,000 Units in addition to those issued to the initial Limited Partners.

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

The Partnership had no borrowings under the agreement during 1998.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of March 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

In 1998 and 1997, the Partnership's primary source of cash was operating lease rents. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases and proceeds from asset sales exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases and proceeds from sales of assets.

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

As of March 31, 1997, the Partnership had borrowed $58,317,911 on a non-recourse basis with remaining unpaid balances of $37,737,922. Borrowings are to be generally non-recourse to the Partnership, that is, the only recourse of the lender upon a default by the lessee on the underlying lease will be to the equipment or corresponding lease acquired with the loan proceeds. The General Partner expects that aggregate borrowings in the future will not exceed 40% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. As of March 31, 1998, the Partnership had no such commitments.

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

Cash Flows

In both 1998 and 1997, the Partnership's primary operating source of cash was revenues from operating leases. Operating lease revenues decreased by $323,229, primarily as a result of sales of operating lease assets over the last year.

In 1998 and 1997, the Partnership's primary sources of cash from investing activities were rents on direct financing and leveraged leases (accounted for as reductions in the net investment in such leases) and proceeds from the sales of lease assets. Cash was used in investing activities for the purchase of operating lease assets and direct financing lease assets. Cash flows from direct financing increased from 1997 due to amortization of direct financing leases and the consequent change in the allocation of the rents under those leases between revenues and these financing cash flows.

In 1998 and 1997, the single largest financing use of cash was distributions to limited partners. The amount of such distributions increased from 1997 to 1998 due to an increase in the per Unit distribution rate. Distributions from operations in the fourth quarter of 1996 (distributed in the first quarter of 1997) were less than the amounts distributed in the first quarter of 1998 (from 1997 fourth quarter operations).

As the Partnership pays down its non-recourse debt (through scheduled payments), a larger portion of each payment is allocated to reduce the outstanding balance. As a result of this and additional borrowings in 1997, the amounts of cash used to repay debt has increased compared to 1997.


Results of operations

Operations resulted in net income of $940,438 in 1998 compared to $718,604 in 1997. The Partnership's primary source of revenues is from operating leases. This is expected to remain true in future periods. Depreciation expense is related to operating lease assets and is the single largest expense of the Partnership. It is expected to remain so in future periods. Operating lease revenues and depreciation expense have both decreased as a result of sales of operating lease assets over the previous twelve months. Equipment management fees are based on the Partnership's rental revenues and are expected to decrease in relation to expected decreases in the Partnership's revenues from leases. Incentive management fees are based on the levels of distributions to limited partners. Management fees have not changed significantly compared to 1997. Interest expense is expected to decrease significantly in future periods as scheduled debt payments reduce the balances of non-recourse debt.

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

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

                  (a) Documents filed as a part of this report

                    1. Financial Statements

                       Included in Part I of this report:

                       Balance Sheets, March 31, 1998 and December 31, 1997.

                       Statements  of income for the three month  periods  ended
                         March 31, 1998 and 1997.

                       Statement of changes in  partners'  capital for the three
                         months ended March 31, 1998.

                       Statements  of cash  flows  for the three  month  periods
                         ended March 31, 1998 and 1997.

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

Date:
May 12, 1998

                       ATEL CASH DISTRIBUTION FUND V, L.P.
                                  (Registrant)



                                 By: ATEL Financial Corporation
                                     General Partner of Registrant




                         By:   /s/ A. J. Batt
                               ----------------------------------
                                   A. J. Batt
                               President and Chief Executive Officer
                               of General Partner




                         By:   /s/ Dean L. Cash
                               ----------------------------------
                                  Dean L. Cash
                               Executive Vice President
                               of General Partner




                         By: /s/ F. Randall Bigony
                             ------------------------------------
                             F. Randall Bigony
                             Principal financial officer
                             of registrant




                         By: /s/ Donald E. Carpenter
                             ------------------------------------
                             Donald E. Carpenter
                             Principal accounting
                             officer of registrant