Form 10-Q
period 1998-06-30
ATEL CASH DISTRIBUTION FUND V L P
filed 1998-08-13
CIK 892875

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

               |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                       For the quarterly period ended June 30, 1998

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

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                 BALANCE SHEETS

                       JUNE 30, 1998 AND DECEMBER 31, 1997
                                   (Unaudited)


                                     ASSETS

                                                                                              1998              1997
                                                                                              ----              ----
Cash and cash equivalents                                                                       $701,770          $733,263

Accounts receivable                                                                            2,033,994         2,194,261

Notes receivable, net of allowance for doubtful accounts of $100,605 in 1998
   and 1997                                                                                      154,160           382,048

Investments in leases                                                                         93,614,614       103,398,004
                                                                                        ----------------- -----------------
                                                                                             $96,504,538      $106,707,576
                                                                                        ================= =================




                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                                                            $35,259,618       $40,138,400

Line of credit                                                                                   500,000                 -

Accounts payable
     Equipment purchases                                                                         178,552           178,200
     General partner                                                                               3,760           317,715
     Other                                                                                       260,354           235,068

Accrued interest expense                                                                         188,901           219,569

Unearned lease income                                                                            865,674         1,004,385
                                                                                        ----------------- -----------------
Total liabilities                                                                             37,256,859        42,093,337

Partners' capital:
     General partner                                                                              89,098            69,221
     Limited partners                                                                         59,158,581        64,545,018
                                                                                        ----------------- -----------------
Total partners' capital                                                                       59,247,679        64,614,239
                                                                                        ----------------- -----------------
Total liabilities and partners' capital                                                      $96,504,538      $106,707,576
                                                                                        ================= =================


                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                INCOME STATEMENTS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1998 AND 1997
                                   (Unaudited)

                                                                Six Months                          Three Months
                                                              Ended June 30,                       Ended June 30,
                                                              --------------                       --------------
                                                           1998             1997              1998              1997
                                                           ----             ----              ----              ----
Revenues:
Leasing activities:
   Operating lease revenues                                $9,449,991      $10,117,592        $4,673,753        $5,018,125
   Direct financing leases                                  1,750,177        1,445,544         1,105,727           713,103
   Leveraged leases                                            54,884           80,747            27,442            40,374
   (Loss) gain on sales of assets                            (546,070)         187,102          (623,159)          113,685
Interest income                                                 9,438           21,541             3,539             9,665
Other                                                          12,539            3,903             2,720             1,676
                                                     ----------------- ---------------- ----------------- -----------------
                                                           10,730,959       11,856,429         5,190,022         5,896,628
Expenses:
Depreciation and amortization                               6,045,676        6,843,581         2,944,249         3,205,850
Interest                                                    1,461,401        1,885,260           690,702           964,380
Equipment and incentive management fees                       640,998          821,758           236,671           422,385
Administrative cost reimbursements                            230,082          171,615           110,571            81,179
Other                                                         281,587          302,003           145,094           181,166
Provision for losses                                           55,409          118,564                 -            58,966
Professional fees                                              28,136           45,244            15,503            32,902
                                                     ----------------- ---------------- ----------------- -----------------
                                                            8,743,289       10,188,025         4,142,790         4,946,828
                                                     ----------------- ---------------- ----------------- -----------------
Net income                                                 $1,987,670       $1,668,404        $1,047,232          $949,800
                                                     ================= ================ ================= =================
Net income:
     General partner                                          $19,877          $16,684           $10,472            $9,498
     Limited partners                                       1,967,793        1,651,720         1,036,760           940,302
                                                     ----------------- ---------------- ----------------- -----------------
                                                           $1,987,670       $1,668,404        $1,047,232          $949,800
                                                     ================= ================ ================= =================
Weighted average number of units
   outstanding                                             12,497,000       12,497,000        12,497,000        12,497,000

Net income per limited partnership unit                         $0.16            $0.13             $0.08             $0.08



                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      SIX MONTH PERIOD ENDED JUNE 30, 1998
                                   (Unaudited)

                                                                Limited Partners            General
                                                          Units            Amount           Partners           Total
Balance December 31, 1997                                  12,497,000      $64,545,018           $69,221       $64,614,239
Distributions to limited partners                                           (7,354,230)                -        (7,354,230)
Net income                                                                   1,967,793            19,877         1,987,670
                                                     ----------------- ---------------- ----------------- -----------------
Balance June 30, 1998                                      12,497,000      $59,158,581           $89,098       $59,247,679
                                                     ================= ================ ================= =================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                            STATEMENTS OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1998 AND 1997
                                   (Unaudited)


                                                                Six Months                         Three Months
                                                              Ended June 30,                      Ended June 30,
                                                           1998             1997              1998              1997

Operating activities:
Net income                                                 $1,987,670       $1,668,404        $1,047,232          $949,800
Adjustments to reconcile net income
   to net cash provided by operations
   Depreciation and amortization                            6,045,676        6,843,581         2,944,249         3,205,850
   Gain on sales of assets                                    546,070         (187,102)          623,159          (113,685)
   Provision for losses                                        55,409          118,564                 -            58,966
Changes in operating assets and liabilities:
      Accounts receivable                                     160,267        1,041,051            42,991           138,016
      Other assets                                                  -           10,000                 -            10,000
      Accounts payable, general partner                      (313,955)         (69,711)         (313,747)           85,814
      Accounts payable, other                                  25,286            6,016           (13,415)            1,281
      Accrued interest expense                                (30,668)          (6,436)          (15,813)           21,051
      Deposits due to lessees                                       -                -                 -                 -
      Unearned lease income                                  (138,711)        (379,698)          (93,240)         (262,397)
                                                     ----------------- ---------------- ----------------- -----------------

Net cash provided by operating activities                   8,337,044        9,044,669         4,221,416         4,094,696
                                                     ----------------- ---------------- ----------------- -----------------

Investing activities:
Proceeds from sales of assets                               1,929,976        1,095,544         1,385,616           686,962
Reduction in net investment in direct
   financing leases                                         1,065,530        2,112,748           293,994         1,444,275
Payments received on notes receivable                         227,888                -           210,054                 -
Reduction in net investment in leveraged
   leases                                                     140,729          120,568            15,026             4,946
Purchase of equipment on operating leases                         352         (153,504)              352           (20,604)
Purchase of equipment on direct financing
   leases                                                           -          (33,022)                -                 -
                                                     ----------------- ---------------- ----------------- -----------------
Net cash provided by investing
   activities                                               3,364,475        3,142,334         1,905,042         2,115,579
                                                     ----------------- ---------------- ----------------- -----------------

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1998 AND 1997
                                   (Unaudited)


                                                                Six Months                         Three Months
                                                              Ended June 30,                      Ended June 30,
                                                           1998             1997              1998              1997
Financing activities:
Distributions to limited partners                          (7,354,230)      (6,870,996)       (3,749,506)       (3,435,685)
Repayment of non-recourse debt                             (4,878,782)      (3,560,519)       (2,478,304)       (1,830,364)
Borrowings on line of credit                                  500,000                -           500,000                 -
Repayment of line of credit                                         -       (6,721,190)                -        (4,000,000)
Proceeds of non-recourse debt                                       -        5,092,723                 -         3,971,358
                                                     ----------------- ---------------- ----------------- -----------------
Net cash used in financing activities                     (11,733,012)     (12,059,982)       (5,727,810)       (5,294,691)
                                                     ----------------- ---------------- ----------------- -----------------

Net (decrease) increase in cash and
   cash equivalents                                           (31,493)         127,021           398,648           915,584
Cash at beginning of period                                   733,263        1,917,349           303,122         1,128,786
                                                     ----------------- ---------------- ----------------- -----------------
Cash at end of period                                        $701,770       $2,044,370          $701,770        $2,044,370
                                                     ================= ================ ================= =================

Supplemental disclosure of cash flow
   information:
Cash paid during the period for interest                   $1,492,069       $2,029,221          $690,702          $953,047
                                                     ================= ================ ================= =================

Leveraged lease assets reclassified to
   operating lease assets                                                     $902,362
                                                                       ================

Direct financing lease assets reclassified to operating lease assets

Operating lease assets reclassified to assets
   held or sale or lease                                                       $76,858                             $21,040
                                                                       ================                   =================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1998
                                   (Unaudited)


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

As of November 15, 1994, the Partnership had received subscriptions for 12,500,000 Limited Partnership Units ($125,000,000) in addition to the Initial Limited Partners' 50 Units. Of those Units, 12,497,000 were issued and outstanding as of June 30, 1998.

The Fund does not make a provision for income taxes since all income and losses will be allocated to the Partners for inclusion in their individual tax returns.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1998
                                   (Unaudited)


3. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                         Depreciation
                                                                         Expense or         Reclass-
                                    December 31,                        Amortization      ifications &        June 30,
                                        1997            Additions         of Leases       Dispositions          1998
                                        ----            ---------         ---------      --------------         ----
Net investment in operating
   leases                               $74,586,944                        ($5,636,346)         $453,635       $69,404,233
Net investment in direct
   financing leases                      25,128,971                         (1,065,530)       (2,952,745)       21,110,696
Net investment in leveraged
   leases                                 2,909,776                           (140,729)                -         2,769,047
Residual interests                          835,759                                  -                 -           835,759
Reserve for losses                       (2,199,400)         ($55,409)               -                 -        (2,254,809)
Assets held for sale or lease                65,533                 -          (60,758)           23,064            27,839
Initial direct costs, net of
   accumulated amortization
   of $2,474,583 in 1997 and
   $2,271,952 in 1998                     2,070,421                 -         (348,572)                -         1,721,849
                                  ------------------ ----------------- ---------------- ----------------- -----------------
                                       $103,398,004          ($55,409)     ($7,251,935)      ($2,476,046)      $93,614,614
                                  ================== ================= ================ ================= =================

The following schedule provides an analysis of the Partnership's investment in property on operating leases by major classifications as of December 31, 1997, acquisitions and dispositions during the quarters ended March 31, 1998 and June 30, 1998 and as of June 30, 1998.

                                                                        Acquisitions, Reclassifications
                                                       December 31,             & Dispositions                June 30,
                                                           1997          1st Quarter      2nd Quarter           1998
                                                           ----          -----------      -----------           ----
Transportation                                            $41,483,244       $2,194,026       ($1,826,129)      $41,851,141
Construction                                               24,075,113                -                 -        24,075,113
Materials handling                                         17,409,425           (9,069)                -        17,400,356
Mining                                                     15,164,692       (3,309,174)                -        11,855,518
Furniture and fixtures                                      5,977,981                -                 -         5,977,981
Manufacturing                                               3,475,585                -          (113,673)        3,361,912
Printing                                                    2,325,000                -                 -         2,325,000
Office automation                                           2,378,155                -          (426,420)        1,951,735
Food processing                                             1,826,162                -                 -         1,826,162
Other                                                         278,396                -                 -           278,396
                                                     ----------------- ---------------- ----------------- -----------------
                                                          114,393,753       (1,124,217)       (2,366,222)      110,903,314
Less accumulated depreciation                             (39,806,809)        (527,286)       (1,164,986)      (41,499,081)
                                                     ----------------- ---------------- ----------------- -----------------
                                                          $74,586,944      ($1,651,503)      ($3,531,208)      $69,404,233
                                                     ================= ================ ================= =================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1998
                                   (Unaudited)


3. Investments in leases (continued):

All of the property on operating leases was acquired during 1993, 1994, 1995, 1996 and 1997.

At June 30, 1998, the aggregate amounts of future minimum lease payments are as follows:

              Year ending       Direct
             December 31,     Financing         Operating          Total
                     1998        $2,823,793       $9,123,125       $11,946,918
                     1999         4,663,812       10,624,276        15,288,088
                     2000         3,778,243        6,325,404        10,103,647
                     2001         3,106,913        4,480,595         7,587,508
                     2002         2,759,152        2,640,019         5,399,171
               Thereafter         6,667,952        6,894,053        13,562,005
                           ----------------- ---------------- -----------------
                                $23,799,865      $40,087,472       $63,887,337
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

Future minimum principal payments of non-recourse debt are as follows:

              Year ending
             December 31,     Principal         Interest           Total
                     1998        $5,194,960       $1,402,290        $6,597,250
                     1999         7,891,017        2,083,413         9,974,430
                     2000         5,680,723        1,506,847         7,187,570
                     2001         4,586,627        1,066,950         5,653,577
                     2002         2,918,650          703,533         3,622,183
               Thereafter         8,987,641        4,009,255        12,996,896
                           ----------------- ---------------- -----------------
                                $35,259,618      $10,772,288       $46,031,906
                           ================= ================ =================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1998
                                   (Unaudited)


5.  Related party transactions:

The terms of the  Agreement  of Limited  Partnership  provide  that the  General
Partner and/or Affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Partnership.

The General Partner and/or Affiliates earned the following fees and commissions, pursuant to the Agreement of Limited Partnership as follows:

                                                                                              1998              1997
                                                                                              ----              ----
Equipment  and incentive management fees                                                        $640,998          $821,758

Reimbursement of administrative costs                                                            230,082           171,615

Acquisition  fees equal to 3.5% of the equipment  purchase price, for evaluating and  selecting  equipment to be acquired (not to exceed  approximately  4.75% of
Gross Proceeds, included in investments in leases
in the balance sheet)                                                                                  -           138,021
                                                                                        ----------------- -----------------
                                                                                                $871,080        $1,131,394
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

                                  JUNE 30, 1998
                                   (Unaudited)


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

At June 30, 1998, the Partnership had $500,000 of borrowings under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of June 30, 1998.

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

As of June 30, 1998, the Partnership had borrowed $58,317,911. The remaining unpaid balance at that date was $35,259,618. Borrowings are to be non-recourse to the Partnership, that is, the only recourse of the lender is to the equipment or corresponding lease acquired or secured with the loan proceeds. The General Partner expects that aggregate borrowings in the future will be approximately 40% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. As of June 30, 1998, there were no such commitments.

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


Cash flows

For both the three and six month periods in 1998 and 1997, the Partnership's primary source of cash flows from operations was rents from operating leases.

In 1998, the most significant source of cash from investing activities was proceeds from sales of lease assets ($1,929,976 for the six month period and $1,385,616 for the three month period). Rents from direct financing leases were also significant in both the three and six month periods.

In 1998, the only source of cash from financing activities was $500,000 borrowed on the line of credit in the second quarter. In 1997, the Partnership's only source of cash from financing activities was proceeds from non-recourse debt. The debt proceeds were used to pay down the line of credit.

Results of operations

The primary source of revenues is operating leases and is expected to remain so in future periods. As leases reach their scheduled terminations, the Partnership expects to either sell the assets or to re-lease them. Revenues from succeeding leases are usually lower than the amounts received on earlier leases. As a result, lease rents are expected to decline in future periods until all of the assets are sold. Operating lease revenues declined by $667,601 (from $10,117,592 in 1997 to $9,449,991 in 1998) for the six month periods and $344,392 (from $5,018,125 in 1997 to $4,673,753 in 1998) for the three month periods.

Depreciation is the Partnership's largest expense and is related directly to operating lease assets and revenues. Depreciation also decreased for both the three and six month periods as a result of these lease terminations.

In 1998, sales of assets resulted in losses ($546,070 for the six month period and $623,159 for the three month period) compared to gains in 1997 of $187,102 (six months) and $113,685 (three months).

Interest expense has declined for both the six and three month periods as a result of decreased total debt balances compared to 1997.

Management fees are related to lease revenues (equipment management fees) and the amounts of cash generated from operations which is distributed to the limited partners (incentive management fees). Lease revenues declined compared to 1997 as noted above. More of the distributions to the limited partners came from the proceeds of asset sales (on which no management fees are being paid) rather than from cash generated from operations. These gave rise to the decreases in management fees compared to 1997.


OTHER

Year 2000 Issues

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

The Partnership uses primarily third party software and is communicating with key vendors to ensure that the Partnership's systems are year 2000 compliant. Based on these discussions, the Partnership does not expect that the costs related to the year 2000 issue will be significant. Ultimately, the potential impact of the year 2000 issue will depend on the way in which the year 2000 issue is addressed by businesses and other entities whose financial condition or operational capability is important to the Partnership.

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

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

                  (a) Documents filed as a part of this report

                    1. Financial Statements

                       Included in Part I of this report:

                       Balance Sheets, June 30, 1998 and December 31, 1997.

                       Statements of operations for the six and three month periods ended June 30, 1998 and 1997.

                       Statement of changes in partners' capital for the six months ended June 30, 1998.

                       Statements of cash flows for the six and three month periods ended June 30, 1998 and 1997.

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

Date:
August 12, 1998

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