Form 10-Q/A
period 1998-06-30
ATEL CASH DISTRIBUTION FUND V L P
filed 1998-10-29
CIK 892875

Form 10-Q/A

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

                                     Yes |X|
                                     No |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

The financial statements are amended to correctly reflect the termination of a lease contract. The effect of the changes is to reclassify certain lease assets as notes receivable and to reduce certain direct finance lease revenues and losses on sales of lease assets. Investments in leases is decreased by $704,898 and notes receivable is increased by $732,738. Direct finance lease revenues are decreased by $646,065. The reclassifications result in changing the gains/losses on sales of lease assets from a loss of $546,070 to a gain of $127,835, a difference of $673,905. The change to the net income of the Partnership is an increase of $27,840 for the six and three month periods ended June 30, 1998.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                 BALANCE SHEETS

                       JUNE 30, 1998 AND DECEMBER 31, 1997
                                   (Unaudited)


                                     ASSETS

                                                   1998              1997
                                                   ----              ----
Cash and cash equivalents                            $701,770          $733,263

Accounts receivable                                 2,045,790         2,194,261

Notes receivable, net of allowance for
   doubtful accounts of $100,605 in 1998
   and 1997                                           886,898           382,048

Investments in leases                              92,909,716       103,398,004
                                             ----------------- -----------------
                                                  $96,544,174      $106,707,576
                                             ================= =================




                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                 $35,259,618       $40,138,400

Line of credit                                        500,000                 -

Accounts payable
     Equipment purchases                              190,348           178,200
     General partner                                    3,760           317,715
     Other                                            260,354           235,068

Accrued interest expense                              188,901           219,569

Unearned lease income                                 865,674         1,004,385
                                             ----------------- -----------------
Total liabilities                                  37,268,655        42,093,337

Partners' capital:
     General partner                                   89,376            69,221
     Limited partners                              59,186,143        64,545,018
                                             ----------------- -----------------
Total partners' capital                            59,275,519        64,614,239
                                             ----------------- -----------------
Total liabilities and partners' capital           $96,544,174      $106,707,576
                                             ================= =================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                INCOME STATEMENTS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1998 AND 1997
                                   (Unaudited)

                                                                Six Months                          Three Months
                                                              Ended June 30,                       Ended June 30,
                                                              --------------                       --------------
                                                           1998             1997              1998              1997
                                                           ----             ----              ----              ----
Revenues:
Leasing activities:
   Operating lease revenues                                $9,449,991      $10,117,592        $4,673,753        $5,018,125
   Direct financing leases                                  1,104,112        1,445,544           459,662           713,103
   Leveraged leases                                            54,884           80,747            27,442            40,374
   Gain on sales of assets                                    127,835          187,102            50,746           113,685
Interest income                                                 9,438           21,541             3,539             9,665
Other                                                          12,539            3,903             2,720             1,676
                                                     ----------------- ---------------- ----------------- -----------------
                                                           10,758,799       11,856,429         5,217,862         5,896,628
Expenses:
Depreciation and amortization                               6,045,676        6,843,581         2,944,249         3,205,850
Interest                                                    1,461,401        1,885,260           690,702           964,380
Equipment and incentive management fees                       640,998          821,758           236,671           422,385
Administrative cost reimbursements                            230,082          171,615           110,571            81,179
Other                                                         281,587          302,003           145,094           181,166
Provision for losses                                           55,409          118,564                 -            58,966
Professional fees                                              28,136           45,244            15,503            32,902
                                                     ----------------- ---------------- ----------------- -----------------
                                                            8,743,289       10,188,025         4,142,790         4,946,828
                                                     ----------------- ---------------- ----------------- -----------------
Net income                                                 $2,015,510       $1,668,404        $1,075,072          $949,800
                                                     ================= ================ ================= =================
Net income:
     General partner                                          $20,155          $16,684           $10,751            $9,498
     Limited partners                                       1,995,355        1,651,720         1,064,321           940,302
                                                     ----------------- ---------------- ----------------- -----------------
                                                           $2,015,510       $1,668,404        $1,075,072          $949,800
                                                     ================= ================ ================= =================
Weighted average number of units
   outstanding                                             12,497,000       12,497,000        12,497,000        12,497,000
Net income per limited partnership unit                         $0.16            $0.13             $0.09             $0.08



                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      SIX MONTH PERIOD ENDED JUNE 30, 1998
                                   (Unaudited)

                                                  Limited Partners      General
                                      Units            Amount           Partners           Total
Balance December 31, 1997              12,497,000      $64,545,018           $69,221       $64,614,239
Distributions to limited partners                       (7,354,230)                -        (7,354,230)
Net income                                               1,995,355            20,155         2,015,510
                                 ----------------- ---------------- ----------------- -----------------
Balance June 30, 1998                  12,497,000      $59,186,143           $89,376       $59,275,519
                                 ================= ================ ================= =================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                            STATEMENTS OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1998 AND 1997
                                   (Unaudited)


                                                                Six Months                         Three Months
                                                              Ended June 30,                      Ended June 30,
                                                           1998             1997              1998              1997

Operating activities:
Net income                                                 $2,015,510       $1,668,404        $1,075,072          $949,800
Adjustments to reconcile net income
   to net cash provided by operations
   Depreciation and amortization                            6,045,676        6,843,581         2,944,249         3,205,850
   Gain on sales of assets                                   (127,835)        (187,102)          (50,746)         (113,685)
   Provision for losses                                        55,409          118,564                 -            58,966
Changes in operating assets and liabilities:
      Accounts receivable                                     148,471        1,041,051            31,195           138,016
      Other assets                                                  -           10,000                 -            10,000
      Accounts payable, general partner                      (313,955)         (69,711)         (313,747)           85,814
      Accounts payable, other                                  25,286            6,016           (13,415)            1,281
      Accrued interest expense                                (30,668)          (6,436)          (15,813)           21,051
      Deposits due to lessees                                       -                -                 -                 -
      Unearned lease income                                  (138,711)        (379,698)          (93,240)         (262,397)
                                                     ----------------- ---------------- ----------------- -----------------

Net cash provided by operating activities                   7,679,183        9,044,669         3,563,555         4,094,696
                                                     ----------------- ---------------- ----------------- -----------------

Investing activities:
Proceeds from sales of assets                               2,603,881        1,095,544         2,059,521           686,962
Reduction in net investment in direct
   financing leases                                         1,065,530        2,112,748           293,994         1,444,275
Payments received on notes receivable                         200,048                -           182,214                 -
Reduction in net investment in leveraged
   leases                                                     140,729          120,568            15,026             4,946
Purchase of equipment on operating leases                      12,148         (153,504)           12,148           (20,604)
Purchase of equipment on direct financing
   leases                                                           -          (33,022)                -                 -
                                                     ----------------- ---------------- ----------------- -----------------
Net cash provided by investing
   activities                                               4,022,336        3,142,334         2,562,903         2,115,579
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
                                                     ================= ================ ================= =================

Supplemental disclosure of cash flow
   information:
Cash paid during the period for interest                   $1,492,069       $2,029,221          $690,702          $953,047
                                                     ================= ================ ================= =================

Leveraged lease assets reclassified to
   operating lease assets                                                     $902,362
                                                                       ================

Direct financing lease assets reclassified to
   notes receivable                                          $704,898                           $704,898
                                                     =================                  =================

Operating lease assets reclassified to assets
   held or sale or lease                                                       $76,858                             $21,040
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

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1998
                                   (Unaudited)


3. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                         Depreciation
                                                                         Expense or         Reclass-
                                    December 31,                        Amortization      ifications &        June 30,
                                        1997            Additions         of Leases       Dispositions          1998
                                        ----            ---------         ---------     - -------------         ----
Net investment in operating
   leases                               $74,586,944                        ($5,636,346)         $453,635       $69,404,233
Net investment in direct
   financing leases                      25,128,971                         (1,065,530)       (3,657,643)       20,405,798
Net investment in leveraged
   leases                                 2,909,776                           (140,729)                -         2,769,047
Residual interests                          835,759                                  -                 -           835,759
Reserve for losses                       (2,199,400)         ($55,409)               -                 -        (2,254,809)
Assets held for sale or lease                65,533                 -          (60,758)           23,064            27,839
Initial direct costs, net of
   accumulated amortization
   of $2,474,583 in 1997 and
   $2,271,952 in 1998                     2,070,421                 -         (348,572)                -         1,721,849
                                  ------------------ ----------------- ---------------- ----------------- -----------------
                                       $103,398,004          ($55,409)     ($7,251,935)      ($3,180,944)      $92,909,716
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

In 1998, the most significant source of cash from investing activities was proceeds from sales of lease assets ($2,603,881 for the six month period and $2,059,521 for the three month period). Rents from direct financing leases were also significant in both the three and six month periods.

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

In 1998, sales of assets resulted in gains ($127,835 for the six month period and $50,746 for the three month period) compared to gains in 1997 of $187,102 (six months) and $113,685 (three months).

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

Date:
November 23, 1998

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