Form 10-Q
period 1998-09-30
ATEL CASH DISTRIBUTION FUND V L P
filed 1998-11-10
CIK 892875

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                          For the quarterly period ended September 30, 1998

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

                       Item 1: Financial Statements.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                   (Unaudited)

                                     ASSETS


                                                   1998              1997
                                                   ----              ----
Cash                                               $1,198,709          $733,263

Accounts receivable                                 2,232,563         2,194,261

Notes receivable                                      727,328           382,048

Investments in leases                              88,899,831       103,398,004
                                             ----------------- -----------------
                                                  $93,058,431      $106,707,576
                                             ================= =================




                       LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                 $32,653,038       $40,138,400
Line of credit                                      1,000,000                 -
Accounts payable
     Equipment purchases                              178,552           178,200
     General Partner                                  195,678           317,715
     Other                                          1,564,083           235,068
Accrued interest                                      119,917           219,569
Unearned lease income                                 921,764         1,004,385
                                             ----------------- -----------------
Total liabilities                                  36,633,032        42,093,337

Partners' capital:
     General Partner                                   98,364            69,221
     Limited Partners                              56,327,035        64,545,018
                                             ----------------- -----------------
Total partners' capital                            56,425,399        64,614,239
                                             ----------------- -----------------
Total liabilities and partners' capital           $93,058,431      $106,707,576
                                             ================= =================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                INCOME STATEMENTS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1998 AND 1997


                                                                  Nine Months Ended                  Three Months Ended
                                                                    September 30,                      September 30,
                                                                    -------------                      -------------
                                                                1998              1997              1998              1997
                                                                ----              ----              ----              ----
Revenues:
Leasing activities:
   Operating leases                                            $13,997,923       $15,284,337        $4,547,932        $5,166,745
   Direct financing leases                                       1,625,523         2,129,846           521,411           684,302
   Leveraged leases                                                 82,326           121,120            27,442            40,373
   Gain on sales of assets                                         210,920           261,179            83,085            74,077
Interest income                                                     13,160            27,657             3,722             6,116
Other                                                               23,452            11,138            10,913             7,235
                                                           ---------------- ----------------- ----------------- -----------------
                                                                15,953,304        17,835,277         5,194,505         5,978,848
Expenses:
Depreciation and amortization                                    8,962,402         9,978,846         2,916,726         3,135,265
Management fees                                                    989,811         1,157,564           348,813           335,806
Interest                                                         2,148,109         2,747,570           686,708           862,310
Administrative cost reimbursements                                 300,998           304,646            70,916           133,031
Provision for losses                                                55,409           118,564                 -                 -
Other                                                              582,323           522,721           272,600           175,474
                                                           ---------------- ----------------- ----------------- -----------------
                                                                13,039,052        14,829,911         4,295,763         4,641,886
                                                           ---------------- ----------------- ----------------- -----------------
Net income                                                      $2,914,252        $3,005,366          $898,742        $1,336,962
                                                           ================ ================= ================= =================


Net income:
     General Partner                                               $29,143           $30,054            $8,987           $13,370
     Limited Partners                                            2,885,109         2,975,312           889,755         1,323,592
                                                           ---------------- ----------------- ----------------- -----------------
                                                                $2,914,252        $3,005,366          $898,742        $1,336,962
                                                           ================ ================= ================= =================

Net income per Limited Partnership unit                              $0.23             $0.24             $0.07             $0.11

Weighted average number of units outstanding                    12,497,000        12,497,000        12,497,000        12,497,000


                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                             NINE MONTH PERIOD ENDED
                               SEPTEMBER 30, 1998
                                   (Unaudited)

                                                   Limited Partners      General
                                       Units            Amount           Partner            Total

Balance December 31, 1997              12,497,000       $64,545,018           $69,221       $64,614,239
Distributions to limited partners                       (11,103,092)                -       (11,103,092)
Net income                                                2,885,109            29,143         2,914,252
                                  ---------------- ----------------- ----------------- -----------------
Balance September 30, 1998             12,497,000       $56,327,035           $98,364       $56,425,399
                                  ================ ================= ================= =================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                             STATEMENT OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                                                   Nine Months Ended                  Three Months Ended
                                                                    September 30,                      September 30,
                                                                    -------------                      -------------
                                                                1998              1997              1998              1997
                                                                ----              ----              ----              ----
Operating activities:
Net income                                                      $2,914,252        $3,005,366          $898,742        $1,336,962
Adjustments to reconcile net income to net cash
     provided by operations
   Depreciation and amortization                                 8,962,402         9,978,846         2,916,726         3,135,265
   Leveraged lease income                                                -                 -
   Gain on sale of assets                                         (210,920)         (261,179)          (83,085)          (74,077)
   Provision for losses                                             55,409           118,564                 -                 -
Changes in operating assets and liabilities:
      Accounts receivable                                          (38,302)          651,069          (186,773)         (389,982)
      Other assets                                                       -            10,000                 -                 -
      Accounts payable, General Partner                           (122,037)           21,331           191,918            91,042
      Accounts payable, other                                    1,329,015           (30,399)        1,303,729           (36,415)
      Unearned lease income                                        (82,621)         (462,094)           56,090           (82,396)
      Accrued interest                                             (99,652)          (11,982)          (68,984)           (5,546)
                                                           ---------------- ----------------- ----------------- -----------------
Net cash provided by operating activities                       12,707,546        13,019,522         5,028,363         3,974,853
                                                           ---------------- ----------------- ----------------- -----------------

Investing activities:
Purchase of equipment on operating leases                              352          (153,504)          (11,796)                -
Purchase of equipment on direct financing leases                         -           (33,022)                -                 -
Reductions in investment in direct financing leases              1,879,608         2,914,966           814,078           802,218
Reductions in investment in leveraged leases                       259,681           236,190           118,952           115,622
Payments received on notes receivable                             (345,280)                -          (545,328)                -
Proceeds from sales of assets                                    3,551,993         1,523,535           948,112           427,991
                                                           ---------------- ----------------- ----------------- -----------------
Net cash provided by investing activities                        5,346,354         4,488,165         1,324,018         1,345,831
                                                           ---------------- ----------------- ----------------- -----------------

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                             STATEMENT OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                                                   Nine Months Ended                  Three Months Ended
                                                                    September 30,                      September 30,
                                                                    -------------                      -------------
                                                                1998              1997              1998              1997
                                                                ----              ----              ----              ----
Financing activities:
Proceeds of non-recourse debt                                            -         5,092,723                 -                 -
Borrowings under line of credit                                  1,000,000                 -           500,000                 -
Repayments of non-recourse debt                                 (7,485,362)       (5,788,780)       (2,606,580)       (2,228,261)
Repayment of line of credit                                              -        (7,921,190)                -        (1,200,000)
Distributions to limited partners                              (11,103,092)      (10,307,769)       (3,748,862)       (3,436,773)
                                                           ---------------- ----------------- ----------------- -----------------

Net cash used in financing activities                          (17,588,454)      (18,925,016)       (5,855,442)       (6,865,034)
                                                           ---------------- ----------------- ----------------- -----------------
Net increase (decrease) in cash and cash
   equivalents                                                     465,446        (1,417,329)          496,939        (1,544,350)
Cash and cash equivalents at beginning
   of period                                                       733,263         1,917,349           701,770         2,044,370
                                                           ---------------- ----------------- ----------------- -----------------
Cash and cash equivalents at end of period                      $1,198,709          $500,020        $1,198,709          $500,020
                                                           ================ ================= ================= =================


Supplemental disclosure of cash flow information:

Cash paid for interest during period                            $2,247,761        $2,759,552          $755,692          $867,856
                                                           ================ ================= ================= =================


                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998
                                   (Unaudited)


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


3. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                              Depreciation
                                                                               Expense or         Reclass-
                                           December 31,                       Amortization      ifications &     September 30,
                                               1997           Additions        of Leases        Dispositions          1998
                                               ----           ---------        ---------      - -------------         ----

Net investment in operating leases            $74,586,944                        ($8,454,185)         $393,347       $66,526,106
Net investment in direct financing
   leases                                      25,128,971                         (1,879,608)       (3,696,964)       19,552,399
Net investment in leveraged leases              2,909,776                           (259,681)                -         2,650,095
Residual value interests                          835,759                                  -                 -           835,759
Equipment held for sale or lease                   65,533                                  -           (37,456)           28,077
Initial direct costs, net of
   accumulated amortization of
   $2,474,583 in 1997 and
   $2,431,130 in 1998.                          2,070,421                           (508,217)                -         1,562,204
Reserve for losses                             (2,199,400)        ($55,409)                -                 -        (2,254,809)
                                         ----------------- ---------------- ----------------- ----------------- -----------------
                                             $103,398,004         ($55,409)     ($11,101,691)      ($3,341,073)      $88,899,831
                                         ================= ================ ================= ================= =================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998
                                   (Unaudited)


3. Investments in leases (continued):

The following schedule provides an analysis of the Partnership's investment in property on operating leases by major classifications as of December 31, 1997, acquisitions and dispositions during the quarters ended March 31, June 30 and September 30, 1998 and as of September 30, 1998.

                                           December 31,    Acquisitions, Dispositions & Reclassifications        September 30,
                                               1997          1st Quarter      2nd Quarter       3rd Quarter           1998
                                               ----          -----------      -----------       -----------           ----

Transportation                                $41,483,244       $2,194,026       ($1,826,129)         ($54,685)      $41,796,456
Construction                                   24,075,113                -                 -                 -        24,075,113
Materials handling                             17,409,425           (9,069)                -          (269,889)       17,130,467
Mining                                         15,164,692       (3,309,174)                -                 -        11,855,518
Furniture and fixtures                          5,977,981                -                 -                 -         5,977,981
Manufacturing                                   3,475,585                -          (113,673)                -         3,361,912
Printing                                        2,325,000                -                 -                 -         2,325,000
Office automation                               2,378,155                -          (426,420)          (13,308)        1,938,427
Food processing                                 1,826,162                -                 -                 -         1,826,162
Other                                             278,396                -                 -                 -           278,396
                                         ----------------- ---------------- ----------------- ----------------- -----------------
                                              114,393,753       (1,124,217)       (2,366,222)         (337,882)      110,565,432
Less accumulated depreciation                 (39,806,809)        (527,286)       (1,164,986)       (2,540,245)      (44,039,326)
                                         ----------------- ---------------- ----------------- ----------------- -----------------
                                              $74,586,944      ($1,651,503)      ($3,531,208)      ($2,878,127)      $66,526,106
                                         ================= ================ ================= ================= =================

All of the property on operating leases was acquired during 1993, 1994, 1995, 1996 and 1997.

At September 30, 1998, the aggregate amounts of future minimum lease payments are as follows:

                                                                Direct
                                             Operating        Financing           Total
   Three months ending December 31, 1998       $4,733,461        $1,395,770        $6,129,231
           Year ending December 31, 1998       10,624,276         4,576,393        15,200,669
                                    2000        6,325,404         3,790,243        10,115,647
                                    2001        4,480,595         3,118,913         7,599,508
                                    2002        2,640,019         2,771,153         5,411,172
                              Thereafter        6,894,053         6,613,951        13,508,004
                                          ---------------- ----------------- -----------------
                                              $35,697,808       $22,266,423       $57,964,231
                                          ================ ================= =================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998
                                   (Unaudited)


3. Investments in leases (continued):

Direct financing leases:

The following lists the components of the Partnership's investment in direct financing leases as of September 30, 1998.

Total minimum lease payments receivable                         $22,266,423
Estimated residual values of leased equipment (unguaranteed)      6,014,073
                                                               -------------
Investment in direct financing leases                            28,280,496
Less unearned income                                             (8,728,097)
                                                               -------------
Net investment in direct financing leases                       $19,552,399
                                                               =============


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 8% to 13.3%.

Future minimum principal payments of non-recourse debt as of September 30, 1998 are as follows:

                                             Principal         Interest           Total
   Three months ending December 31, 1998       $2,588,381          $658,799        $3,247,180
           Year ending December 31, 1999        7,891,017         2,083,413         9,974,430
                                    2000        5,680,723         1,506,847         7,187,570
                                    2001        4,586,627         1,066,950         5,653,577
                                    2002        2,918,650           703,533         3,622,183
                              Thereafter        8,987,640         4,009,255        12,996,895
                                          ---------------- ----------------- -----------------
                                              $32,653,038       $10,028,797       $42,681,835
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

The General Partner and/or Affiliates earned the following fees and commissions, pursuant to the Agreement of Limited Partnership as follows:
                                                 1998              1997
                                                 ----              ----
Equipment and incentive management fees            $989,811        $1,157,564
Reimbursement of administrative costs               300,998           304,646
                                           ----------------- -----------------
                                                 $1,290,809        $1,462,210
                                           ================= =================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998
                                   (Unaudited)


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


7.  Line of credit:

The Partnership participates with the General Partner and certain of its Affiliates in a $90,000,000 revolving credit agreement with a group of financial institutions which expires on November 28, 1998. The agreement includes an acquisition facility and a warehouse facility which are used to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the Affiliates, the Partnership and the General Partner.

At September 30, 1998, the Partnership had $1,000,000 of borrowings under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of September 30, 1998. At September 30, 1998, $32,612,740 was available under this agreement.

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

As of September 30, 1997, the Partnership had borrowed $58,317,911. The remaining unpaid balance as of that date was $32,653,038. Long-term borrowings are to be non-recourse to the Partnership, that is, the only recourse of the lender will be to the equipment or corresponding lease acquired or secured with the loan proceeds. The General Partner expects that aggregate borrowings in the future will not exceed 40% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

The  Partnership  participates  with the  General  Partner  and  certain  of its
affiliates  in  a  $90,000,000   revolving  line  of  credit  with  a  financial
institution. The line of credit expires on November 28, 1998.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. As of September 30, 1998, there were no such commitments.

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

In 1998, the Partnership's most significant source of cash was lease rents.

Cash flows - 1998 vs. 1997:

In both 1998 and 1997, the Partnership's primary source of operating cash flows was operating lease rents. Operating lease rents have decreased by $1,286,414 (8%) as a result of asset sales over the last year.

In 1998 the largest source of cash from investing activities was the proceeds from sales of lease assets. In 1998, lease rents from direct financing and leveraged lease transactions also provided a significant amount of cash flows. In 1997, the largest source of cash from investing activities was rents from direct financing leases.

In 1998 and 1997, the only financing sources of cash were borrowings, either as the proceeds of non-recourse debt (1997) or as borrowings on the line of credit
(1998).

Results of operations - 1998 vs. 1997

Operating leases are the Partnership's primary source of revenues. Such revenues decreased by $1,286,414 (8%) compared to 1997. The decrease resulted from asset sales over the last year. Depreciation expense is directly related to operating lease assets and has also decreased compared to 1997 as a result of these asset sales. Management fees are based on the Partnership's revenues and its distributions to the Limited Partners. As a result of the decrease in lease revenues, management fees have declined compared to 1997. Debt balances have been reduced by scheduled debt payments and this has resulted in the decrease of $599,461 in interest expense compared to 1997.


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

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

                          (a) Documents filed as a part of this report

                            1. Financial Statements

                               Included in Part I of this report:

                               Balance  Sheets,  September 30, 1998 and December
                                  31, 1997.

                               Income  statements  for the nine and three  month
                                  periods ended September 30, 1998 and 1997.

                               Statement of changes in partners' capital for the
                                  nine months ended September 30, 1998.

                               Statements  of cash  flows for the nine and three
                                  month periods ended September 30, 1998 and 1997.

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

Date:
November 10, 1998

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