Form 10-K
period 1998-12-31
ATEL CASH DISTRIBUTION FUND V L P
filed 1999-03-31
CIK 892875

Form 10K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      |X| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) For the Year Ended December 31, 1998

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

The Partnership conducted a public offering of 12,500,000 units of Limited Partnership interest (Units), at a price of $10 per Unit. As of November 15, 1994, the Partnership had received and accepted subscriptions for 12,500,000 ($125,000,000) Limited Partnership Units in addition to the Initial Limited Partners' Units and the offering was terminated. Of those Units, 12,497,000 were issued and outstanding as of December 31, 1998 and 1997. Of the proceeds received, $11,875,000 was paid to ATEL Securities Corporation, a wholly-owned subsidiary of ATEL Financial Corporation (ATEL) (the General Partner), as sales commissions, $5,738,415 was paid to the General Partner as reimbursements of
organization  and  other   syndication   costs,   $1,875,000  was  reserved  for
repurchases of Units and working capital and $105,511,585 has been used to acquire leased equipment, including acquisition fees paid or to be paid to the General Partner.

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

As of December 31, 1998, the Partnership had purchased equipment with a total acquisition price of $186,995,157.

The Partnership's objective is to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees which (i) have an aggregate credit rating by Moody's Investor Service, Inc. of Baa or better, or the credit equivalent as determined by the General Partner, with the aggregate rating weighted to account for the original equipment cost for each item leased; or (ii) are established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio may include equipment leased to lessees which, although deemed creditworthy by the General Partner, would not satisfy the general credit rating criteria for the portfolio. At December 31, 1998, in excess of 75% of the equipment acquired had been leased to lessees with an aggregate credit rating of Baa or better or to such hospitals or municipalities.

During 1998, 1997 and 1996, certain lessees generated significant portions of the Partnership's total lease revenues as follows:

                                                 Percentage of Total Lease
                                                         Revenues
         Lessee                Type of Equipment   1998    1997    1996
         ------                -----------------   ----    ----    ----
Burlington Northern Railroad   Locomotives          14%     19%     16%
The Pittston Company           Mining               11%     14%     11%

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


Equipment Leasing Activities:

Through December 31, 1998, the Partnership has disposed of certain leased assets as set forth below:

                                     Original
                                    Equipment Cost,                          Excess of
         Type of                     Excluding                              Rents Over
        Equipment                  Acquisition Fees     Sale Price          Expenses *
        ---------                  ----------------     ----------          ----------
Transportation                       $ 20,084,512         $12,532,190         $15,277,515
Furniture, fixtures and office
   equipment                           13,159,607           6,550,326          10,090,024
Mining equipment                        9,871,622           5,987,744           6,003,264
Materials handling                      2,214,757             707,813           2,124,204
Office automation                         884,419             363,577             811,313
Other                                   2,483,428           1,600,846           1,989,694
                                  ----------------    ----------------    ----------------
                                      $48,698,345         $27,742,496         $36,296,014
                                  ================    ================    ================

* Includes only those expenses directly related to the production of the related rents.

The Partnership has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 1998 and the industries to which the assets have been leased.

                                                      Purchase price excluding           Percentage of total
       Asset types                                        acquisition fees                   acquisitions
       -----------                                        ----------------                   ------------
Transportation, over-the-road tractors and trailers          $ 34,546,518                           18.47%
Furniture and fixtures                                         24,145,180                           12.91%
Transportation, other                                          18,454,853                            9.87%
Mining                                                         15,986,308                            8.55%
Transportation, intermodal containers                          15,484,688                            8.28%
Construction                                                   15,335,327                            8.20%
Materials handling                                             14,469,358                            7.74%
Railroad locomotives                                           12,350,000                            6.60%
Earth moving                                                   11,943,745                            6.39%
Transportation, rail cars                                       7,180,000                            3.84%
Printing                                                        4,707,508                            2.52%
Other                                                          12,391,672                            6.63%
                                                          ----------------                 ----------------
                                                            $ 186,995,157                          100.00%
                                                          ================                 ================

                                                      Purchase price excluding           Percentage of total
   Industry of lessee                                     acquisition fees                  acquisitions
   ------------------                                     ----------------                  ------------
Transportation, rail                                         $ 45,670,556                           24.42%
Mining                                                         29,823,055                           15.95%
Oil & gas                                                      21,301,523                           11.39%
Retail, foods                                                  11,215,586                            6.00%
Food processing                                                 9,828,623                            5.26%
Construction                                                    9,410,789                            5.03%
Chemicals                                                       9,075,487                            4.85%
Retail, restaurant                                              8,528,067                            4.56%
Transportation, other                                           8,311,346                            4.44%
Primary metals                                                  7,526,037                            4.02%
Manufacturing, other                                            6,815,862                            3.64%
Manufacturing, auto/truck                                       6,690,185                            3.58%
Printing                                                        4,707,508                            2.52%
Other                                                           8,090,533                            4.34%
                                                          ----------------                 ----------------
                                                            $ 186,995,157                          100.00%
                                                          ================                 ================

For further information regarding the Partnership's equipment lease portfolio as of December 31, 1998, see Note 3 to the financial statements, Investments in equipment and leases, set forth in Item 8, Financial Statements and Supplementary Data.

Item 2.  PROPERTIES

The Partnership does not own or lease any real property, plant or materially important physical properties other than the equipment held for lease as set forth in Item 1.


Item 3.  LEGAL PROCEEDINGS

No material legal proceedings are currently pending against the Partnership or against any of its assets.

In October 1997, Schwegmann's Giant Supermarkets, one of the Partnership's lessees, defaulted on two of five locations of retail grocery store fixtures and equipment, the lease payments, and certain other obligations under the lease, with a receivable balance currently totaling approximately $1.7 million. The remaining portion of the lease payments with respect to three of five stores has been assumed by SGSM Acquisition Company. Payments with respect to these leases are current at December 31,1998; however, the amount claimed by the Partnership against the original lessee is the total amount of the obligations under the Lease of $2.8 million. As the three locations are under an assignment to SGSM Acquisition Company (a subsidiary of Kohlberg and Co.) are current, the Partnership is currently pursuing damages in the amount of $1.7 million, representing amounts due under the remaining two stores. The lessee claims that it has sufficient assets to satisfy the claims of all creditors of the lessee; however, as the lessee's assets are primarily relatively illiquid real property investments, the timing of the liquidation of such assets have resulted in delays in the payments to the lessee's creditors. The lessee has provided certain financial information and asserts that a long-term financing arrangement sufficient to pay off all existing creditors is currently being negotiated and is currently expected to be in place by the end of the first quarter or beginning of the second quarter of 1999. As of this date, the General Partner believes that it has a reasonable basis for asserting a likelihood of recovering most or all of the amounts claimed, or of arriving at a mutually acceptable settlement.

On January 16, 1998, Pegasus Gold Corporation filed for protection under Chapter
11. The initial meeting of creditors established by the Bankruptcy Court was held on March 9, 1998. The lessee's lease with the Partnership had previously been leveraged on a non-recourse basis with The CIT Group/Equipment Financing, Inc. ("CIT"), and all lease receivables (estimated at $6,032,460) were assigned to the lender. Consequently, the Partnership's exposure is no greater than the fair market residual value of the equipment under lease, estimated at $1,101,803. The reorganized lessee/debtor has assumed the Partnership's lease in the Bankruptcy Court. The Partnership has since entered into an Escrow Agreement with CIT, wherein CIT has agreed not to foreclose on the Partnership's interest so long as the lessee continues to perform under the lease. At this time, the lessee is current in its lease obligations. The ultimate recovery under this lease is highly dependent on the price of gold remaining at a level sufficient to make the lessee's operations profitable, and, consequently, any assessment of the impact of an adverse outcome of this matter remains extremely uncertain.

On December 31, 1997, Quaker Coal Company requested a moratorium on lease payments from January through March 1998. No lease payments were made through June of 1998. As a result, the General Partner declared the lease in default. Subsequently, the lessee cured the outstanding payments, however, the General Partner has insisted on additional damages including for diminishment in value of the equipment. The General Partner is currently negotiating a settlement with the lessee.


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

Holders

As of December 31, 1998, a total of 7,227 investors were record holders of Units in the Partnership.

Dividends

The Partnership does not make dividend distributions. However, the Limited Partners of the Partnership are entitled to certain distributions as provided under the Limited Partnership Agreement.

The General Partner shall have sole discretion in determining the amount of distributions; provided, however, that the General Partner will not reinvest in equipment, but will distribute, subject to payment of any obligations of the Partnership, such available cash from operations and cash from sales or refinancing as may be necessary to cause total distributions to the Limited Partners for each year during the reinvestment period to equal the following amounts per unit: $1.05 in 1995 and 1996; $1.10 in 1997 and 1998; and $1.20 in
1999 and 2000.

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

The rate for monthly distributions from 1998 operations was $0.10 per Unit. The distributions were made in February 1998 through December 1998 and in January 1999. For each quarterly distribution (made in April, July and October 1998 and in January 1999) the rate was $0.30 per Unit. Distributions were from 1998 cash flows from operations. The amounts paid to holders of Units were adjusted based on the length of time within the previous calendar month or quarter that the Units were outstanding.

The following table presents summarized information regarding distributions to Limited Partners:

                                               1998            1997             1996            1995             1994
                                               ----            ----             ----            ----             ----
Distributions of net income                        $ 0.39          $ 0.14           $ 0.23          $ 0.13           $ 0.08
Return of investment                                 0.80            0.96             0.86            0.92             0.89
                                          ---------------- --------------- ---------------- --------------- ----------------
Distributions per unit                               1.19            1.10             1.09            1.05             0.97
Differences due to timing of
   distributions                                     0.01               -             0.01               -             0.08
                                          ---------------- --------------- ---------------- --------------- ----------------
Nominal distribution rates from
   above                                           $ 1.20          $ 1.10           $ 1.10          $ 1.05           $ 1.05
                                          ================ =============== ================ =============== ================

Owners of 1,000 or more units may make the election without charge to receive distributions on a monthly basis. Owners of less than 1,000 units may make the election upon payment of a $20.00 annual fee.


Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data of the Partnership for the years ended December 31, 1998, 1997, 1996, 1995 and 1994. This financial data should be read in conjunction with the financial statements and related notes included under Item 8 of this report.

                                               1998            1997             1996            1995             1994
                                               ----            ----             ----            ----             ----
Gross Revenues                               $ 22,011,168    $ 23,437,655      $24,987,922    $ 20,884,669      $10,809,456

Net income                                    $ 4,861,233     $ 1,813,431      $ 2,851,885     $ 1,627,911        $ 679,530

Weighted average Units                         12,497,000      12,497,000       12,497,713      12,498,550        8,437,365

Net income per Unit, based on
   weighted average Units outstanding            $ 0.3900        $ 0.1400         $ 0.2259        $ 0.1289         $ 0.0797

Distributions per Unit, based on
   weighted average Units outstanding              $ 1.19          $ 1.10           $ 1.09          $ 1.05           $ 0.97

Total Assets                                 $ 86,671,855   $ 106,707,576     $130,546,718   $ 136,475,349     $108,090,539

Non-recourse Debt                            $ 29,331,123    $ 40,138,400      $41,496,203    $ 19,129,298      $ 6,136,233

Total Partners' Capital                      $ 54,621,053    $ 64,614,239      $76,545,683    $ 87,372,135      $98,949,871

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

The Partnership participates with the General Partner and certain of its affiliates in a $90,000,000 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on January 31, 2000. As of December 31, 1998, the Partnership had $1,000,000 of borrowings under this line of credit and the remaining availability was $13,070,344.

The Partnership anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to the General Partner and providing for cash distributions to the Limited Partners. At December 31, 1998, there were no commitments to purchase lease assets.

As of December 31, 1998, cash balances consisted working capital and amounts reserved for distributions in January 1999, generated from operations in 1998.

The Partnership currently has available adequate reserves to meet its immediate cash requirements, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The General Partner envisions no such requirements for operating purposes.

As  of  December  31,  1998,  the  Partnership   had  borrowed   $58,317,911  of
non-recourse debt. The remaining unpaid balance as of that date was $29,331,123.

The Partnership's long-term borrowings are non-recourse to the Partnership, that is, the only recourse of the lender is to the equipment or corresponding lease acquired with the loan proceeds. The Partnership may only incur additional debt to the extent that the then outstanding balance of all such debt, including the additional debt, does not exceed 40% of the original cost of the lease assets then owned by the Partnership, including any such assets purchased with the proceeds of such additional debt.

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


Cash Flows:

           1998 vs. 1997:

Cash flows from operations decreased by $830,594 compared to 1997. This decrease was primarily due to a decrease in operating lease rents of $1,501,869. Direct financing lease revenues decreased by $643,234 compared to 1997.

In 1998, cash flows from investing activities consisted of the proceeds of lease asset sales ($13,675,178) and rents from direct financing leases ($3,019,154). Proceeds from sales of lease assets increased by $10,538,252 compared to 1997. This reflects primarily the increased sales of assets coming off of operating leases. The cost of such assets sold in 1998 was $19,583,222 compared to $1,983,077 in 1997. Proceeds from these sales are not expected to be comparable from one year to another.

In 1998, the only source of cash from financing activities was the $1,000,000 borrowed on the line of credit. Cash was used in financing activities to repay non-recourse debt and to make distributions to the limited partners.

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

As of December 31, 1998, 21% of total equipment at cost (25% at December 31,1997) was leased to lessees in the rail transportation industry. As of December 31, 1998, 14% of total equipment at cost (15% at December 31, 1997) was leased to lessees in the mining industry. As of December 31, 1997, 10% of total equipment cost was leased to lessees in the oil and gas industry. Leases are subject to the ATEL's credit committee review. The leases provide for the return of the equipment upon default. The concentration of the Partnership's assets in these industries is not known to have had any effect on the Partnership's results of operations nor is there any known trend regarding these industries that would effect its operations in future periods.

           1998 vs. 1997:

Operations in 1998 resulted in net income of $4,861,233 compared to $1,813,431 in 1997.

Operating lease revenues and depreciation expense decreased by $1,501,869 and $1,463,181, respectively, as a result of the asset sales noted above under the caption "Cash Flows". Revenues from direct financing leases decreased by $643,234 in 1998, as compared to 1997 as a result of asset sales. The decreases in operating and direct financing lease revenues were partially offset by an increase in the gain recognized on sales of assets of $705,567 during 1998. Such gains are not expected to be consistent from one year to another.

Interest expense decreased by $861,031 compared to 1997. The decrease resulted from scheduled debt payments and the resulting decreases in debt balances.

The provision for losses and impairments decreased by $1,645,693 compared to 1997. The 1997 expense included a provision directly related to the Pegasus Gold lease (see Note 11 to the financial statements included in item 8 of this report). There were no similar defaults in 1998.

           1997 vs. 1996:

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

The decreases in operating expenses was mostly due to decreases in depreciation expense and interest expense offset by an increase in the provision for losses. Depreciation expense decreased as a result of sales of operating lease assets in 1997. The decrease in interest expense was due to overall decreases in the Partnership's indebtedness. At December 31, 1996, the Partnership's balance on the line of credit was just under $10,000,000. During 1997, the line of credit was paid off with new non-recourse debt (about $6,800,000) and by using cash generated by operations ($3,300,000). Overall, debt balances were reduced from $51,417,393 at December 31, 1996 to $40,138,400 at December 31, 1997. This
reduction in overall indebtedness gave rise to the decrease in interest expense compared to 1996. The increase in the provision for losses related primarily to provisions relating to two of the Partnership's lessees, Schwegmann's and Pegasus Gold. See Note 11 to the financial statements included in Item 8 of this report for additional information.


Impact of the Year 2000

The year 2000 issue is the result of certain computer programs being written using two digits rather than four to define the applicable year. As a result, these programs are not designed to make the transition to the year 2000. This computer software problem is commonly referred to as the "year 2000" (or "Y2K") issue. Computer programs with date-sensitive applications may, if not modified, fail or miscalculate dates, causing system failures, the inability to process transactions or other disruptions of operations.

ATEL uses, and on behalf of the Partnership uses, primarily third party software and is communicating with key software vendors to ensure that the systems used by General Partner and the Partnership are not impacted by the year 2000 issue. Currently, all of ATEL's critical software systems are believed by ATEL to be Y2K compliant except one. Compliance of this final system is expected to be obtained in the first half of 1999. Based on discussions with ATEL's third party software vendor, ATEL believes that any cost to be incurred by the Partnership to bring this system into compliance will not be material. ATEL's third party software vendor for the system in question has indicated that it expects the cost of compliance to be included in the annual upgrade and maintenance cost for the software system, and that the total incremental amount of such cost is expected to be minimal. Any such cost would be allocated by ATEL over the six public funds (including the Partnership) under its management which use or will use the software. This allocation would be based on the relative size of each such program and its proportionate allocation of the expected minimal cost will in itself be minimal. In no event will offering proceeds be required to be committed to any such expenditure. If any cost is incurred by the Partnership, it would be an operating expense funded out of operating revenues.

The ultimate impact of the year 2000 issue on the Partnership will depend to a great extent on the manner in which the issue is addressed by those businesses whose operational capability is important to the Partnership. Failure of these businesses to be Y2K compliant may impact credit quality or cause a delay in payments made to the Partnership. ATEL has contacted those businesses with which the Partnership currently has material relationships in order to request verification of Y2K compliance. ATEL believes that each of those entities will have a material self interest in resolving any year 2000 issue affecting its own operations.

Equipment purchased by the Partnership may include technology subject to the year 2000 issue. Potential year 2000 issues will be among the many factors considered by ATEL and its affiliates in analyzing and pricing lease transactions for acquisition by the Partnership. The lessees of the equipment will select such equipment and may be expected to consider year 2000 issues themselves in determining the suitability of the equipment for the lessee's use. Most equipment is subject to fixed term, non-cancelable, triple net leases. In addition, new equipment may be covered by manufacturer's warranties. As a result of such triple net provisions and warranties, repairs or modifications necessary to correct year 2000 issues will most likely be the responsibility of the manufacturers or the lessees, and the Partnership's rights to lease payments as a triple net lessor will not be affected by any functional issues affecting the equipment. It is expected that the lease terms for such equipment will extend well beyond the year 2000.

As a result of the year 2000 issue, the Partnership may experience increased costs resulting from delayed payments from lessees, the costs associated with the collection of those payments, or costs associated with manual processing efforts in the event of a Y2K related system failure. In any event, ATEL does not expect these increased costs to be significant or that such costs will have any material adverse effect on the operations of the Partnership. Nevertheless, the impact of year 2000 issues cannot be predicted with certainty and the Partnership may be affected both by the impact these issues have on parties with which it has direct contractual and other relationships as well as by their impact on financial institutions and the national and international economy as a whole. Accordingly, there can be no assurance that year 2000 issues might not have some adverse impact on the operating results experienced by the Partnership.

Item 7a.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership, like most other companies, is exposed to certain market risks, including primarily changes in interest rates. The Partnership believes its exposure to other market risks including foreign currency exchange rate risk, commodity risk and equity price risk are insignificant to both its financial position and results of operations.

In general, the Partnership manages its exposure to interest rate risk by obtaining fixed rate debt which is coterminous with the Partnership's fixed rate lease receivables. Furthermore, the Partnership has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling rates. Nevertheless, the Partnership frequently funds leases with its floating rate line of credit and is therefore exposed to interest rate risk until fixed rate financing is arranged, or the floating rate line of credit is repaid. As of December 31, 1998, $1,000,000 was outstanding on the floating rate line of credit.

To hedge its interest rate risk related to this variable rate debt, the Partnership may enter into interest rate swaps. As of December 31, 1998, no swaps or other derivative financial instruments were held by the Partnership. The Partnership does not hold or issue derivative financial instruments for speculative purposes.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Auditors, Financial Statements and Notes to Financial Statements attached hereto at pages 12 through 26.

                         REPORT OF INDEPENDENT AUDITORS






The Partners
ATEL Cash Distribution Fund V, L.P.


We have audited the accompanying balance sheets of ATEL Cash Distribution Fund V, L.P. as of December 31, 1998 and 1997, and the related statements of income, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Cash Distribution Fund V, L.P. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                                              ERNST & YOUNG LLP
San Francisco, California
January 25, 1999

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997


                                     ASSETS


                                                                                                1998             1997
                                                                                                ----             ----
Cash and cash equivalents                                                                      $ 8,872,945        $ 733,263

Accounts receivable                                                                              2,050,366        2,194,261

Other receivables, net of allowance for doubtful accounts of $100,605 in 1998
   and 1997                                                                                        995,175          382,048

Investments in equipment and leases                                                             74,753,369      103,398,004
                                                                                           ---------------- ----------------
Total assets                                                                                  $ 86,671,855     $106,707,576
                                                                                           ================ ================


                                             LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                                                             $ 29,331,123      $40,138,400

Line of credit                                                                                   1,000,000                -

Accounts payable:
     Equipment purchases                                                                           178,200          178,200
     General Partner                                                                               217,385          317,715
     Other                                                                                         348,769          235,068

Accrued interest payable                                                                           104,179          219,569

Unearned lease income                                                                              871,146        1,004,385
                                                                                           ---------------- ----------------
Total liabilities                                                                               32,050,802       42,093,337

Partners' capital:
     General Partner                                                                               117,833           69,221
     Limited Partners                                                                           54,503,220       64,545,018
                                                                                           ---------------- ----------------
Total partners' capital                                                                         54,621,053       64,614,239
                                                                                           ---------------- ----------------
Total liabilities and partners' capital                                                       $ 86,671,855     $106,707,576
                                                                                           ================ ================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                              STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                                1998            1997             1996
                                                                                ----            ----             ----
Revenues:
Leasing activities:
   Operating leases                                                            $18,651,503    $ 20,153,372      $20,476,748
   Direct financing leases                                                       2,139,981       2,783,215        2,911,529
   Leveraged leases                                                                109,769         107,494          178,390
   Gain on sales of assets                                                       1,050,907         345,340        1,325,132

Interest income                                                                     22,490          32,575           39,898
Other                                                                               36,518          15,659           56,225
                                                                           ---------------- --------------- ----------------
                                                                                22,011,168      23,437,655       24,987,922
Expenses:

Depreciation and amortization                                                   11,830,276      13,503,318       15,351,574
Interest expense                                                                 2,738,745       3,599,776        3,962,860
Equipment and incentive management fees to General Partner                       1,318,373       1,647,388        1,725,751
Other                                                                              724,155         571,546          428,631
Administrative cost reimbursements to General Partner                              422,293         405,886          455,316
Professional fees                                                                   60,684          94,603          117,566
Provision for losses and impairments                                                55,409       1,701,102          255,294
Provision for doubtful accounts                                                          -         100,605                -
                                                                           ---------------- --------------- ----------------
                                                                                17,149,935      21,624,224       22,296,992
                                                                           ---------------- --------------- ----------------
Income before extraordinary item                                                 4,861,233       1,813,431        2,690,930
Extraordinary gain on early extinguishment of debt                                       -               -          160,955
                                                                           ---------------- --------------- ----------------
Net income                                                                     $ 4,861,233     $ 1,813,431      $ 2,851,885
                                                                           ================ =============== ================

Net income:
     General Partner                                                              $ 48,612        $ 18,134         $ 28,519
     Limited Partners                                                            4,812,621       1,795,297        2,823,366
                                                                           ---------------- --------------- ----------------
                                                                               $ 4,861,233     $ 1,813,431      $ 2,851,885
                                                                           ================ =============== ================

Income before extraordinary item per limited partnership unit                       $ 0.39          $ 0.14           $ 0.21
Extraordinary gain on early extinguishment of debt per limited
   partnership unit                                                                      -               -             0.02
                                                                           ---------------- --------------- ----------------
Net income per Limited Partnership unit                                             $ 0.39          $ 0.14           $ 0.23
                                                                           ================ =============== ================

Weighted average number of units outstanding                                    12,497,000      12,497,000       12,497,713

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                          Limited Partners     General
                                                               Units           Amount          Partner           Total

Balance December 31, 1995                                      12,498,550      $87,349,567        $ 22,568      $87,372,135

Limited Partnership Units repurchased                              (1,550)          (5,512)                          (5,512)
Distributions to Limited Partners ($1.09  per Unit)                            (13,672,825)                     (13,672,825)
Net income                                                                       2,823,366          28,519        2,851,885
                                                          ---------------- ---------------- --------------- ----------------
Balance December 31, 1996                                      12,497,000       76,494,596          51,087       76,545,683

Distributions to Limited Partners ($1.10  per Unit)                            (13,744,875)                     (13,744,875)
Net income                                                                       1,795,297          18,134        1,813,431
                                                          ---------------- -------------------------------- ----------------
Balance December 31, 1997                                      12,497,000       64,545,018          69,221       64,614,239

Distributions to Limited Partners ($1.19  per Unit)                            (14,854,419)                     (14,854,419)
Net income                                                                       4,812,621          48,612        4,861,233
                                                          ---------------- ---------------- --------------- ----------------
Balance December 31, 1998                                      12,497,000      $54,503,220       $ 117,833      $54,621,053
                                                          ================ ================================ ================







                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                                1998            1997             1996
                                                                                ----            ----             ----
Operating activities
Net income                                                                     $ 4,861,233     $ 1,813,431      $ 2,851,885
Adjustment to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                              11,830,276      13,503,318       15,351,574
     Provision for losses and impairments                                           55,409       1,701,102          255,294
     Provision for doubtful accounts                                                     -         100,605                -
     Leveraged lease income                                                       (109,769)       (107,494)        (178,390)
     Gain on sales of assets                                                    (1,050,907)       (345,340)      (1,325,132)
     Extraordinary gain on early extinguishment of debt                                  -               -         (160,955)
     Changes in operating assets and liabilities:
         Accounts receivable                                                       143,895         695,452         (512,217)
         Other receivables                                                         221,000        (482,653)               -
         Other assets                                                                    -          10,000                -
         Accounts payable, General Partner                                        (100,330)         22,010         (730,728)
         Accounts payable, other                                                   113,701         (49,861)        (529,924)
         Accrued interest payable                                                 (115,390)        (13,239)        (148,823)
         Deposits due to lessees                                                         -               -         (627,508)
         Unearned lease income                                                    (133,239)       (301,211)         488,290
                                                                           ---------------- --------------- ----------------
Net cash provided by operating activities                                       15,715,879      16,546,120       14,733,366

Investing activities:
Proceeds from sales of assets                                                   13,675,178       3,136,926        5,900,451
Reduction of net investment in direct financing leases                           3,019,154       4,476,163        4,396,705
Decrease of net investment in leveraged leases                                     391,167               -          458,388
Purchases of equipment on operating leases                                               -        (286,404)     (16,665,304)
Purchases of equipment on direct financing leases                                        -         (33,023)      (1,639,128)
Initial direct lease costs paid to General Partner                                       -               -         (147,072)
                                                                           ---------------- --------------- ----------------
Net cash provided by (used in) investing activities                             17,085,499       7,293,662       (7,695,960)

Financing activities:
Distributions to Limited Partners                                              (14,854,419)    (13,744,875)     (13,672,825)
Repayments of non-recourse debt                                                (10,807,277)     (8,175,254)      (8,243,125)
Borrowings under line of credit                                                  1,000,000         250,000       18,098,333
Repayments of borrowings under line of credit                                            -     (10,171,190)     (34,469,231)
Proceeds of non-recourse debt                                                            -       6,817,451       30,770,985
Limited Partnership Units repurchased                                                    -               -           (5,512)
                                                                           ---------------- --------------- ----------------
Net cash used in financing activities                                          (24,661,696)    (25,023,868)      (7,521,375)
                                                                           ---------------- --------------- ----------------

Net increase (decrease) in cash and cash equivalents                             8,139,682      (1,184,086)        (483,969)
Cash and cash equivalents at beginning of period                                   733,263       1,917,349        2,401,318
                                                                           ---------------- --------------- ----------------
Cash and cash equivalents at end of period                                     $ 8,872,945       $ 733,263      $ 1,917,349
                                                                           ================ =============== ================

Supplemental disclosures of cash flow information:
Cash paid during the year for interest                                         $ 2,854,135     $ 3,613,015      $ 4,111,683
                                                                           ================ =============== ================

Schedule of non-cash transactions:

Direct financing lease assets reclassified to other receivables                  $ 834,127       $ 482,653
                                                                           ================ ===============




                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


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

The General Partner of the Partnership is ATEL Financial Corporation (ATEL).

The Partnership or the General Partner on behalf of the Partnership, incurred costs in connection with the organization, registration and issuance of the Units. The amount of such costs to be borne by the Partnership was limited to 15% of Gross Proceeds of up to $25,000,000 and 14% of Gross Proceeds in excess of $25,000,000.

The Partnership's business consists of leasing various types of equipment. As of December 31, 1998, the original terms of the leases ranged from six months to twenty years.

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

Investment in leveraged leases:

Leases which are financed principally with non-recourse debt at lease inception and which meet certain other criteria are accounted for as leveraged leases. Leveraged lease contracts receivable are stated net of the related non-recourse debt service (which includes unpaid principal and aggregate interest on such debt) plus estimated residual values. Unearned income represents the excess of anticipated cash flows (after taking into account the related debt service and residual values) over the investment in the lease and is amortized using a constant rate of return applied to the net investment when such investment is positive.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


2. Summary of significant accounting policies (continued):

Reserve for losses and impairments:

The Partnership maintains a reserve on its investments in equipment and leases for losses and impairments which are inherent in the portfolio as of the balance sheet date. The General Partner's evaluation of the adequacy of the allowance is a judgmental estimate that is based on a review of individual leases, past loss experience and other factors. While the General Partner believes the allowance is adequate to cover known losses, it is reasonably possible that the allowance may change in the near term. However, such change is not expected to have a material effect on the financial position or future operating results of the Partnership. It is the Partnership's policy to charge off amounts which, in the opinion of the General Partner, are not recoverable from lessees or the disposition of the collateral.


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

The tax basis of the Partnership's net assets and liabilities varies from the amounts presented in these financial statements (unaudited):

                                                1998             1997
                                                ----             ----
Financial statement basis of net assets       $ 54,621,053      $64,614,239
Tax basis of net assets                         38,059,569       37,010,481
                                           ---------------- ----------------
Difference                                    $ 16,561,484      $27,603,758
                                           ================ ================

The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Partnership's tax returns.

The following reconciles the net income reported in these financial statements to the loss reported on the Partnership's federal tax return (unaudited):
                                                    1998             1997
                                                    ----             ----
   Net income per financial statements              $4,861,233       $1,813,431
   Adjustment to depreciation expense               (5,867,514)     (12,174,736)
   Adjustments to revenues                          16,854,379        7,646,478
   Provision for doubtful accounts                           -          100,605
   Provision for losses and impairments                 55,409        1,701,102
                                               ---------------- ----------------
   Net income (loss) per federal tax return        $15,903,507        ($913,120)
                                               ================ ================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


2. Summary of significant accounting policies (continued):

Credit Risk:

Financial   instruments   which   potentially   subject   the   Partnership   to
concentrations of credit risk include cash and cash equivalents, accounts receivable and other receivables. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases. See Note 7 for a description of lessees by industry as of December 31, 1998. See Note 11 for a description of the Partnership's other receivables as of December 31, 1998.

Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term.

Per unit data:

Net income and distributions per unit are based upon the weighted average number of units outstanding during the period.


3. Investments in equipment and leases:

As of December 31, 1998, the Partnership's investments in equipment and leases consist of the following:

                                                                            Depreciation
                                                                             Expense or       Reclass-
                                                                            Amortization    ifications or
                                               1997          Additions        of Leases     Dispositions         1998
                                               ----          ---------        ---------     ------------         ----
Net investment in operating leases           $ 74,586,944                    $ (11,145,876)   $ (9,132,171)     $54,308,897
Net investment in direct financing
   leases                                      25,128,971                       (3,019,154)     (4,478,513)      17,631,304
Net investment in leveraged leases              2,909,776                         (281,398)              -        2,628,378
Assets held for sale or lease                      65,533                                -         152,286          217,819
Residual value interests                          835,759                                -               -          835,759
Reserve for losses and impairments             (2,199,400)      $ (55,409)               -               -       (2,254,809)
Initial direct costs, net of accumulated
   amortization of $2,268,110 in 1998
   and $2,474,583 in 1997                       2,070,421               -         (684,400)              -        1,386,021
                                          ---------------- --------------- ---------------- --------------- ----------------
                                            $ 103,398,004       $ (55,409)   $ (15,130,828)  $ (13,458,398)     $74,753,369
                                          ================ =============== ================ =============== ================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


3.  Investments in equipment and leases (continued):

Operating leases:

Property on operating leases consists of the following as of December 31, 1997, additions and dispositions during 1998 and as of December 31, 1998:

                                                                 Reclass-
                                                               ifications or
                                  1997           Additions     Dispositions         1998
                                  ----           ---------     ------------         ----
Transportation                   $41,483,244                    $ (14,681,742)     $26,801,502
Construction                      24,075,113                                -       24,075,113
Materials handling                17,409,425                       (1,941,494)      15,467,931
Mining                            15,164,692                       (2,322,987)      12,841,705
Furniture and fixtures             5,977,981                                -        5,977,981
Manufacturing                      3,475,585                         (178,323)       3,297,262
Printing                           2,325,000                                -        2,325,000
Office automation                  2,378,155                         (458,676)       1,919,479
Food processing                    1,826,162                                -        1,826,162
Other                                278,396                                -          278,396
                             ---------------- --------------- ---------------- ----------------
                                 114,393,753                      (19,583,222)      94,810,531
Less accumulated depreciation    (39,806,809)   $ (11,145,876)     10,451,051      (40,501,634)
                             ---------------- --------------- ---------------- ----------------
                                 $74,586,944     ($11,145,876)    ($9,132,171)     $54,308,897
                             ================ ================================ ================

Direct financing leases:

As of December 31, 1998, investment in direct financing leases consists of railroad auto racks, railroad tank cars and retail store fixtures. The following lists the components of the Partnership's investment in direct financing leases as of December 31, 1998 and 1997:

                                                                 1998            1997
                                                                 ----            ----
Total minimum lease payments receivable                         $20,393,209     $26,688,410
Estimated residual values of leased equipment (unguaranteed)      5,505,466       8,888,584
                                                            ---------------- ---------------
Investment in direct financing leases                            25,898,675      35,576,994
Less unearned income                                             (8,267,371)    (10,448,023)
                                                            ---------------- ---------------
Net investment in direct financing leases                       $17,631,304     $25,128,971
                                                            ================ ===============

All of the property on leases was acquired in the years 1993 through 1997.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


3.  Investments in equipment and leases (continued):

At December 31, 1998, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows:

                                          Direct
        Year ending      Operating       Financing
        December 31,      Leases          Leases            Total
                1999     $ 10,952,341     $ 4,098,054      $15,050,395
                2000        6,282,979       3,874,739       10,157,718
                2001        4,415,532       3,114,032        7,529,564
                2002        2,576,802       2,766,273        5,343,075
                2003          759,539         909,334        1,668,873
          Thereafter        4,175,056       5,630,777        9,805,833
                      ---------------- --------------- ----------------
                          $29,162,249     $20,393,209      $49,555,458
                      ================ =============== ================

Leveraged leases:

As of December 31, 1998, investment in leveraged leases consists of an air separation plant and materials handling equipment. The following lists the components of the Partnership's investment in leveraged leases as of December 31, 1998 and 1997:

                                                                                1998            1997
                                                                                ----            ----
Aggregate rentals receivable                                                    $2,664,516      $3,881,273
Less aggregate principal and interest payable on non-recourse loans             (1,355,461)     (2,181,052)
Estimated residual value of leased assets                                        1,570,511       1,570,511
Less unearned income                                                              (251,188)       (360,956)
                                                                           ---------------- ---------------
Net investment in leveraged leases                                             $ 2,628,378     $ 2,909,776
                                                                           ================ ===============

Reserves for losses and impairments:

Activity in the reserve for losses and impairments consists of the following:

                           Balance 12/31/95                   $ 1,021,171
                           Provision                              255,294
                           Charge-offs                           (778,167)
                                                          ----------------
                           Balance 12/31/96                       498,298
                           Provision                            1,701,102
                                                          ----------------
                           Balance 12/31/97                     2,199,400
                           Provision                               55,409
                                                          ----------------
                           Balance 12/31/98                   $ 2,254,809
                                                          ================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


4.  Non-recourse debt:

At December 31, 1998, non-recourse debt, other than that related to leveraged leases which is accounted for as a part of the net investment in leveraged leases, consists of notes payable to financial institutions. The notes are due in varying monthly, quarterly and semi-annual payments. Interest on the notes is at rates from 6.52% to 10.51%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 1998, the carrying value of the pledged assets is approximately $44,564,284. The notes mature from 1999 through 2015.


Future minimum payments of non-recourse debt are as follows:

               Year ending
              December 31,    Principal        Interest          Total
                      1999     $ 7,221,549      $ 2,058,601     $ 9,280,150
                      2000       5,674,659        1,501,917       7,176,576
                      2001       4,580,202        1,063,299       5,643,501
                      2002       2,916,489          700,203       3,616,692
                      2003         709,048          553,832       1,262,880
                Thereafter       8,229,176        3,430,997      11,660,173
                           ---------------- ---------------- ---------------
                              $ 29,331,123      $ 9,308,849    $ 38,639,972
                           ================ ================ ===============


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

                                DECEMBER 31, 1998


5.  Related party transactions (continued):

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements pursuant to the Limited Partnership Agreement as follows during 1998, 1997 and 1996:

                                                                                      1998            1997             1996
                                                                                      ----            ----             ----
Incentive  management  fees  (computed  as  5% of  distributions  of  cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees  (computed as 5% of gross revenues from  operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited Partnership Agreement).                     $ 1,318,373     $ 1,647,388      $ 1,725,751

Administrative costs reimbursed to General Partner                                       422,293         405,886          455,316

Acquisition  fees equal to 3.5% of the equipment  purchase price, for evaluating and  selecting  equipment to be acquired (not to exceed  approximately  4.75% of
Gross Proceeds, included in
investment in leases)                                                                          -               -          147,072
                                                                                 ---------------- --------------- ----------------
                                                                                     $ 1,740,666     $ 2,053,274      $ 2,328,139
                                                                                 ================ =============== ================


6.  Partners' capital:

As of December 31, 1998, 12,497,000 Units were issued and outstanding (in addition to the Units issued to the Initial Limited Partners). The Partnership is authorized to issue up to 12,500,000 Units of Limited Partnership interest in addition to those issued to the initial Limited Partners.

The Partnership Net Profits, Net Losses, and Tax Credits are to be allocated 99% to the Limited Partners and 1% to the General Partner.

Available Cash from Operations and Cash from Sales and Refinancing, as defined in the Limited Partnership Agreement, shall be distributed as follows:

First, 5% of Distributions of Cash from Operations to the General Partner as Incentive Management Fee.

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

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


7. Concentration of credit risk and major customers:

The Partnership leases equipment to lessees in diversified industries. Leases are subject to the General Partner's credit committee review. The leases provide for the return of the equipment upon default.

As of December 31, 1998, 1997 and 1996, there were concentrations (greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

                                           1998            1997             1996
                                           ----            ----             ----
 Rail transportation                        21%             25%              24%
 Mining                                     14%             15%              16%
 Petroleum and coal products                 *              10%              11%

                *  Less than 10%.

During 1998, two customers comprised 14% and 11% of the Partnership's revenues from leases. During 1997, two customers comprised 19% and 14% of the Partnership's revenues from leases. During 1996, two customers comprised 16% and 11% of the Partnership's revenues from leases.


8.  Line of credit:

The Partnership participates with the General Partner and certain of its Affiliates in a $90,000,000 revolving credit agreement with a group of financial institutions which expires on January 31, 2000. The agreement includes an acquisition facility and a warehouse facility which are used to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the Affiliates, the Partnership and the General Partner.

During 1998, the Partnership borrowed $1,000,000 under the line of credit. There were no repayments on the line of credit during 1998. At December 31, 1998, interest on the line of credit was at the rate of 6.79%. Interest on the line of credit is based on either the thirty day LIBOR rate or the bank's prime rate.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of December 31, 1998. At December 31, 1998, $13,070,344 was available under this agreement.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


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

Assets at cost                                                $ 3,365,947
Accumulated depreciation at June 30, 1996                      (1,573,580)
                                                          ----------------
Book value of lease assets at June 30, 1996                     1,792,367
Reserve for impairment                                           (778,169)
                                                          ----------------
Carrying value at June 30, 1996                                 1,014,198
Deposits from lessee retained by Partnership                     (124,235)
                                                          ----------------
Excess of carrying value over deposits from lessee                889,963
Gross sales proceeds                                            1,579,200
                                                          ----------------
Gain on sale of assets                                          $ 689,237
                                                          ================

Non-recourse debt                                             $ 1,733,741
Gross sales proceeds used to extinguish non-recourse debt      (1,572,786)
                                                          ----------------
Extraordinary gain on extinguishment of debt                    $ 160,955
                                                          ================

Gross sales proceeds                                          $ 1,579,200
Gross sales proceeds used to extinguish non-recourse debt      (1,572,786)
                                                          ----------------
Net cash proceeds to Partnership                                  $ 6,414
                                                          ================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


10. Fair value of financial instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Cash and cash equivalents:

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.


Non-recourse debt:

The fair value of the Partnership's non-recourse debt is estimated using discounted cash flow analyses, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Partnership's non-recourse debt at December 31, 1998 is $29,289,936.

Line of credit:

The  carrying  amount  of  the  Partnership's   variable  rate  line  of  credit
approximates fair value.


11. Provision for losses and impairments:

In January 1998, Pegasus Gold, one of the Partnership's lessees, filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The Partnership determined that certain of the assets under this direct financing lease (with a total net book value of $5,826,418) were impaired at December 31,1997. The Partnership's provision for losses and impairments for 1997 includes a reserve for the estimated credit exposure related to the remaining lease assets.

In October 1997, Schwegmann's Giant Supermarkets, one of the Partnership's lessees, defaulted on a portion of its lease obligations. In 1998, the Partnership sold assets relating to a portion of the defaulted lease obligation for sales proceeds of $221,000. No gain or loss was recognized on the sale of those assets. In 1997, the Partnership sold assets relating to a portion of the defaulted lease obligation for sales proceeds of $36,558, resulting in a loss of $87,007. Subsequent to the sales of the assets, the Partnership reclassified the remaining lease investments to other receivables. The book value of the other receivables was $1,095,780 at December 31, 1998 ($482,653 at December 31, 1997).
The General Partner has provided for a reserve of $100,605 on the other receivables at December 31, 1998 and 1997.

The net book value of the Partnership's defaulted lease obligation related to Schwegmann's Giant Supermarkets which is classified as an investment in direct finance lease was $603,976 at December 31, 1998 ($970,591 at December 31, 1997). The Partnership's provision for losses and impairments for 1997 includes a reserve for the estimated credit exposure related to the remaining lease assets.

Uncertainties surrounding the lessees' workout proceedings, their credit and collateral and the related bankruptcy court adjudications, among other factors, all affect the Partnership's ability to estimate its future cash flows from lease payments and equipment residual values. As a result, it is reasonably possible that a change in estimate will occur in the near term. However, such change is not expected to have a material effect on the financial position or future operating results of the Partnership.

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

Donald E. Carpenter        Vice President and Controller of ACG, AFC, ALC, AEC
                           and AIS; Chief Financial Officer of ASC

Vasco H. Morais            Senior Vice President, Secretary and General Counsel
                           for ACG, AFC, ALC, AIS and AEC

William J. Bullock         Director of Asset Management of AEC

Carl W. Magnuson           Vice President - Syndication of ALC

Barbara F. Medwadowski     Vice President - Syndication of ALC

James A. Kamradt           Director of Pricing and Syndication of ALC

Thomas D. Sbordone         Senior Vice President - Marketing of ALC

Russell H. Wilder          Vice President - Credit of AEC

John P. Scarcella          Vice President of ASC

A. J. Batt, age 62, founded ATEL in 1977 and has been its president and chairman of the board of directors since its inception. From 1973 to 1977, he was employed by GATX Leasing Corporation as manager-data processing and equity placement for the lease underwriting department, which was involved in equipment financing for major corporations. From 1967 to 1973 Mr. Batt was a senior technical representative for General Electric Corporation, involved in sales and support services for computer time-sharing applications for corporations and financial institutions. Prior to that time, he was employed by North American Aviation as an engineer involved in the Apollo project. Mr. Batt received a B.Sc. degree with honors in mathematics and physics from the University of British Columbia in 1961.

Dean L. Cash, age 48, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Donald E. Carpenter, age 50, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 40, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an MBA (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

William J. Bullock, age 35, joined ATEL in 1991, as the director of asset management. He assumed responsibility for the disposition of off-lease equipment and residual valuation analysis on new lease transactions. Prior to joining ATEL, Mr. Bullock was a senior member of the equipment group at McDonnell Douglas Finance Corporation ("MDFC") responsible for managing its $4 billion portfolio of leases. Mr. Bullock was involved in negotiating sales and renewals as well as preparing and inspecting equipment. Prior to joining MDFC in 1989, Mr. Bullock was the Senior Negotiator at Equitable Leasing (a subsidiary of GE Capital Equipment Corp.) in San Diego. At Equitable, he handled the end-of-lease negotiations and equipment dispositions of a portfolio comprised of equipment leased primarily to Fortune 200 companies. Mr. Bullock has been a member of the Equipment Lessors Association ("ELA") since 1987 and has authored ELA industry articles. He received a B.S. degree in Finance in 1987 from San Diego State University and is pursuing his M.B.A.

Carl W. Magnuson, age 55, joined ATEL in 1994 and is Vice President - Syndication for ALC. Mr. Magnuson is responsible for acquiring third party lease transactions and debt placement. Prior to joining ATEL he was a Regional Group Manager and Portfolio Sales Manager for Bell Atlantic Systems Leasing for 10 years. From 1983 to 1984 he was Vice President and Chief Financial Officer of the Handi-Kup Company, a plastics manufacturer, and from 1981 to 1982 he was Controller for the Cyclotron Corporation, engaged in nuclear medicine research and development. From 1978 to 1981 he was Executive Vice President of Shannon Financial Corporation, a middle market leasing corporation. From 1975 to 1978 he was a Deputy Program Manager for the Watkins Johnson Company. From 1968 to 1973 Mr. Magnuson was an engineering duty officer in the U. S. Navy. Mr. Magnuson received a B.S. in Engineering Science and an M.S. in Applied Mathematics from the Rensselaer Polytechnic Institute, an MS in Industrial Engineering/Operations Research from Stanford University, and an M.B.A. from the University of California at Berkeley.

Barbara F. Medwadowski, age 59, joined ATEL in 1997 and is vice president - syndication for ALC. Ms. Medwadoski is responsible for acquiring third party lease transactions. Prior to joining ATEL, she was a syndications manager for Mellon US Leasing (successor to USL Capital and U.S. Leasing Corporation) for nine years. From 1985 to 1987, she was a vice president with Great Western Leasing where she acquired lease and loan transactions from intermediaries. From 1982 through 1984, she was a portfolio manager with U.S. Leasing Corporation. Ms. Medwadowski received an M.B.A. degree from the University of California at Berkeley in 1982. From 1964 through 1979, she was a senior researcher in lipids and lipoproteins at the University of California at Berkeley. In 1964, she earned an M.S. degree in nutrition and in 1961 a B.S. degree in child development, each from the University of California at Berkeley

James A. Kamradt, age 37, Director of Pricing and Syndication for ALC, joined ATEL in 1997. Mr. Kamradt is involved in the pricing of lease transactions and the placement of debt to leverage certain transactions. From 1985 to 1997, Mr. Kamradt managed his own private consulting business, providing underwriting and operational services for numerous leasing companies. Prior to that, Mr. Kamradt was the National Operations Officer for the computer leasing division of Phoenix American; and Regional Credit Manager for Dana Commercial Credit Corporation. Mr. Kamradt received his B.S. from Michigan Technological University's Engineering School of Business, and his M.B.A. from Haas School of Business of the University of California, Berkeley.

Thomas D. Sbordone, age 40, is Senior Vice President - Marketing for ALC. He joined ATEL in 1993, as a regional vice president in the northeastern United States. Mr. Sbordone is currently responsible for new business development within the eastern U.S., including management of filed sales personnel and directly interfacing with ATEL's existing and prospective clients to achieve the company's lease investment objectives. Prior to joining ATEL, Mr. Sbordone was employed, from 1985, by American Finance Group, a Boston-based equipment lessor. While there, Mr. Sbordone's various responsibilities involved lease origination of vendor finance relationships. Mr. Sbordone earned a B.S., with honors, in finance and marketing from Northeastern University, and has attended Bentley College Graduate School of Business.

Russell H. Wilder, age 44, joined ATEL in 1992 as Vice President of ATEL Business Credit, a wholly-owned subsidiary of ACG. Immediately prior to joining ATEL, Mr. Wilder was a personal property broker specializing in equipment leasing and financing and an outside contractor in the areas of credit and collections. From 1985 to 1990 he was Vice President and Manager of Leasing for Fireside Thrift Co., a Teledyne subsidiary, and was responsible for all aspects of setting up and managing the department, which operated as a small ticket lease funding source. From 1983 to 1985 he was with Wells Fargo Leasing Corporation as Assistant Vice President in the credit department where he oversaw all credit analysis on transactions in excess of $2 million. From 1978 to 1983 he was District Credit Manager with Westinghouse Credit Corporation's Industrial Group and was responsible for all non-marketing operations of various district offices. Mr. Wilder holds a B.S. with Honors in Agricultural Economics and Business Management from the University of California at Davis. He has been awarded the Certified Lease Professional designation by the Western Association of Equipment Lessors.

John P. Scarcella, age 37, joined ATEL Securities as vice president in 1992. He is involved in the marketing of securities offered by ASC. Prior to joining ASC, from 1987 to 1991, he was employed by Lansing Pacific Fund, a real estate investment trust in San Mateo, California and acted as director of investor relations. From 1984 to 1987, Mr. Scarcella acted as broker dealer representative for Lansing Capital Corporation, where he was involved in the marketing of direct participation programs and REITs. Mr. Scarcella received a B.S.C. degree with emphasis in investment finance in 1983 and an M.B.A. degree with a concentration in marketing in 1991 from Santa Clara University.


Item 11.  EXECUTIVE COMPENSATION

The registrant is a Limited Partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the General Partner and their affiliates. The amount of such remuneration paid for the years ended December 31, 1998, 1997 and 1996 is set forth in Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 5 thereof which information is hereby incorporated by reference.

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

Equipment Management Fees

As compensation for its services rendered generally in managing or supervising the management of the Partnership's equipment and in supervising other ongoing services and activities including, among others, arranging for necessary maintenance and repair of equipment, collecting revenue, paying operating expenses, determining the equipment is being used in accordance with all operative contractual arrangements, property and sales tax monitoring and preparation of financial data, the General Partner or its affiliates are entitled to receive management fees which are payable for each fiscal quarter and are to be in an amount equal to (i) 5% of the gross lease revenues from "operating" leases and (ii) 2% of gross lease revenues from "full payout" leases which contain net lease provisions. See Note 5 to the financial statements included at Item 8 of this report for amounts paid.

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


General Partner's Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 99% to the Limited Partners and 1% to the general partner. See the statements of income included in
Item 8 of this report for the amounts allocated to the general and Limited Partners in 1998, 1997 and 1996.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 1998 no investor is known to the Partnership to hold beneficially more than 5% of the issued and outstanding Units.

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

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

                       (a) Financial Statements and Schedules
                       1.  Financial Statements
                           Included in Part II of this report:

                           Report of Independent Auditors

                           Balance Sheets at December 31, 1998 and 1997

                           Statements of Income for the years ended December 31,
                           1998,   1997  and  1996

                           Statements of Changes in Partners' Capital for the years ended December 31, 1998, 1997 and 1996

                           Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

                           Notes to Financial Statements

                       2.  Financial Statement Schedules
                           All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                       (b) Reports on Form 8-K for the fourth quarter of 1998
                           None

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



    Date:  3/26/1999

                                ATEL Cash  Distribution  Fund V, L.P.
                           (Registrant)


      By:  ATEL Financial Corporation,
           General Partner of Registrant



                     By:  /s/  A. J. Batt
                          -------------------------------------------------
                          A. J. Batt,
                          President and Chief Executive Officer of
                          ATEL Financial Corporation (General
                          Partner)




                     By:   /s/ Dean Cash
                          -------------------------------------------------
                          Dean Cash,
                          Executive Vice President of ATEL
                          Financial Corporation (General Partner)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.


       SIGNATURE                        CAPACITIES                       DATE



     /s/ A. J. Batt       President, chairman and chief executive      3/26/1999
------------------------- officer of ATELFinancial Corporation
       A. J. Batt




      /s/ Dean Cash       Executive vice president and director        3/26/1999
------------------------- of ATEL Financial Corporation
       Dean Cash




/s/ Donald E. Carpenter   Principal financial officer of registrant;   3/26/1999
------------------------- principalfinancial officer of ATEL
  Donald E. Carpenter     Financial Corporation Principal accounting
                          officerof registrant; principal accounting
                          officer of ATEL Financial Corporation



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