Form 10-Q
period 1999-03-31
ATEL CASH DISTRIBUTION FUND V L P
filed 1999-05-17
CIK 892875

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                          For the quarterly period ended March 31, 1999

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

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                 BALANCE SHEETS

                      MARCH 31, 1999 AND DECEMBER 31, 1998
                                   (Unaudited)


                                     ASSETS

                                                  1999              1998
                                                  ----              ----
Cash and cash equivalents                         $8,748,821       $ 8,872,945

Accounts receivable                                1,646,731         2,050,366

Notes receivable, net of allowance
   for doubtful account of $100,605
   in 1998 and 1999                                  995,175           995,175

Investments in leases                             70,580,205        74,753,369
                                            ----------------- -----------------
Total assets                                     $81,970,932      $ 86,671,855
                                            ================= =================

                       LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                $27,316,218      $ 29,331,123
Line of credit                                             -         1,000,000
Accounts payable:
   Equipment purchases                                89,952           178,200
   General Partner                                   307,946           217,385
   Other                                             719,571           348,769
Accrued interest expense                              95,411           104,179
Unearned operating lease income                      819,261           871,146
                                            ----------------- -----------------
Total liabilities                                 29,348,359        32,050,802
Partners' capital:
     General Partner                                 135,342           117,833
     Limited Partners                             52,487,231        54,503,220
                                            ----------------- -----------------
Total partners' capital                           52,622,573        54,621,053
                                            ----------------- -----------------
Total liabilities and partners' capital          $81,970,932      $ 86,671,855
                                            ================= =================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                INCOME STATEMENTS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 1999 AND 1998
                                   (Unaudited)

Revenues:                                                       1999              1998
                                                                ----              ----
   Leasing activities:
      Operating leases                                          $3,822,254       $ 4,776,238
      Direct financing leases                                      465,314           644,450
      Leveraged leases                                              24,939            27,442
      Gain on sales of assets                                      533,075            77,089
Interest income                                                     69,531             5,899
Other                                                                2,458             9,819
                                                          ----------------- -----------------
                                                                 4,917,571         5,540,937
Expenses:
Depreciation and amortization                                    2,235,987         3,101,427
Interest expense                                                   566,679           770,699
Equipment and incentive management fees to General Partner         311,681           404,327
Administrative cost reimbursements to General Partner               43,402           119,511
Provision for losses                                                     -            55,409
Professional fees                                                   11,043            12,633
Other                                                               (2,132)          136,493
                                                          ----------------- -----------------
                                                                 3,166,660         4,600,499
                                                          ----------------- -----------------
Net income                                                      $1,750,911         $ 940,438
                                                          ================= =================

Net income:
   General Partner                                                $ 17,509           $ 9,404
   Limited Partners                                              1,733,402           931,034
                                                          ----------------- -----------------
                                                                $1,750,911         $ 940,438
                                                          ================= =================

Net income per Limited Partnership Unit                             $ 0.14            $ 0.07
Weighted average number of Units outstanding                    12,497,000        12,497,000


                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                               THREE MONTH PERIOD
                              ENDED MARCH 31, 1999
                                   (Unaudited)

                                            Limited Partners             General
                                      Units             Amount           Partner            Total

Balance December 31, 1998              12,497,000      $ 54,503,220         $ 117,833      $ 54,621,053
Distributions to limited partners                        (3,749,391)                         (3,749,391)
Net income                                                1,733,402            17,509         1,750,911
                                 ----------------- ----------------- ----------------- -----------------
Balance March 31, 1999                 12,497,000      $ 52,487,231         $ 135,342      $ 52,622,573
                                 ================= ================= ================= =================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                            STATEMENTS OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 1999 AND 1998


Operating activities:                                                             1999              1998
                                                                                  ----              ----
Net income                                                                        $1,750,911         $ 940,438
Adjustment to reconcile net income to cash provided by operating activities:
   Depreciation and amortization                                                   2,235,987         3,101,427
   Gain on sales of lease assets                                                    (533,075)          (77,089)
   Provision for losses                                                                    -            55,409
   Leveraged lease income                                                            (24,939)          (27,442)
   Changes in operating assets and liabilities:
      Accounts receivable                                                            403,635           117,276
      Accounts payable, General Partner                                               90,561              (208)
      Accounts payable, other                                                        370,802            38,701
      Accrued interest expense                                                        (8,768)          (14,855)
      Unearned operating lease income                                                (51,885)          (45,471)
                                                                            ----------------- -----------------
Net cash provided by operations                                                    4,233,229         4,088,186
                                                                            ----------------- -----------------

Investing activities:
Reduction of net investment in direct financing leases                               547,161           771,536
Purchases of assets on operating leases                                              (88,248)                -
Proceeds from sales of lease assets                                                1,667,311           544,360
Payments received on notes receivable                                                      -            17,834
Reduction of net investment in leveraged leases                                      280,719           153,145
                                                                            ----------------- -----------------
Net cash used in investing activities                                              2,406,943         1,486,875
                                                                            ----------------- -----------------

Financing activities:
Repayments of borrowings under line of credit                                     (1,000,000)                -
Repayments of non-recourse debt                                                   (2,014,905)       (2,400,478)
Distributions to Limited Partners                                                 (3,749,391)       (3,604,724)
                                                                            ----------------- -----------------
Net cash used in financing activities                                             (6,764,296)       (6,005,202)
                                                                            ----------------- -----------------

Net decrease in cash and cash equivalents                                           (124,124)         (430,141)

Cash and cash equivalents at beginning of period                                   8,872,945           733,263
                                                                            ----------------- -----------------
Cash and cash equivalents at end of period                                        $8,748,821         $ 303,122
                                                                            ================= =================
Supplemental disclosures of cash flow information:
Cash paid during the period for interest                                           $ 575,447         $ 785,554
                                                                            ================= =================






                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999
                                   (Unaudited)


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

                                 MARCH 31, 1999
                                   (Unaudited)


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                             Depreciation
                                             Balance          Expense or        Reclassi-          Balance
                                           December 31,      Amortization      fications or       March 31,
                                               1998           of Leases        Dispositions          1999
                                               ----           ---------      - -------------         ----
Net investment in operating leases           $ 54,308,897       $(2,076,423)     $ (1,562,631)     $ 50,669,843
Net investment in direct financing leases      17,631,304          (547,161)          (59,460)       17,024,683
Net investment in leveraged leases              2,628,378          (255,780)                -         2,372,598
Residual value interests                          835,759                 -                 -           835,759
Assets held for sale or lease                     217,819                 -           487,855           705,674
Reserve for losses                             (2,254,809)                -                 -        (2,254,809)
Initial direct costs, net of accumulated
   amortization of $2,268,110 in 1998 and
   $2,090,558 in 1999                           1,386,021          (159,564)                -         1,226,457
                                         ----------------- ----------------- ----------------- -----------------
                                             $ 74,753,369       $(3,038,928)     $ (1,134,236)     $ 70,580,205
                                         ================= ================= ================= =================

Property on operating leases consists of the following:

                                 Balance                1st Quarter                    Balance
                               December 31,                     Reclassifications      March 31,
                                   1998           Additions      & Dispositions          1999
                                   ----           ---------      --------------          ----
Construction                     $ 24,075,113                                          $ 24,075,113
Transportation                     26,801,502                        $ (4,661,144)       22,140,358
Materials handling                 15,467,931                            (109,970)       15,357,961
Mining                             12,841,705                          (2,192,914)       10,648,791
Furniture and fixtures              5,977,981                                   -         5,977,981
Manufacturing                       3,297,262                                   -         3,297,262
Printing                            2,325,000                                   -         2,325,000
Food processing                     1,826,162                                   -         1,826,162
Office automation                   1,919,479                            (254,815)        1,664,664
Other                                 278,396                                   -           278,396
                             ----------------- ----------------- ----------------- -----------------
                                   94,810,531                          (7,218,843)       87,591,688
Less accumulated depreciation     (40,501,634)      $(2,076,423)        5,656,212       (36,921,845)
                             ----------------- ----------------- ----------------- -----------------
                                 $ 54,308,897       $(2,076,423)     $ (1,562,631)     $ 50,669,843
                             ================= ================= ================= =================

All of the property on leases was acquired in 1993, 1994, 1995, 1996 and 1997.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999
                                   (Unaudited)


3.  Investment in leases (continued):

At March 31, 1999, the aggregate amounts of future minimum lease payments are as follows:

                                                  Direct
             Year ending      Operating         Financing
            December 31,        Leases            Leases            Total

                    1999        $ 9,050,014       $ 3,017,496       $12,067,510
                    2000          6,282,979         3,874,739        10,157,718
                    2001          4,415,532         3,114,032         7,529,564
                    2002          2,576,802         2,766,273         5,343,075
                    2003            759,539           909,334         1,668,873
              Thereafter          4,175,056         5,630,777         9,805,833
                           ----------------- ----------------- -----------------
                               $ 27,259,922      $ 19,312,651       $46,572,573
                           ================= ================= =================


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 6.7% to 10.53%.


Future minimum principal payments of non-recourse debt are as follows:

             Year ending
            December 31,      Principal          Interest           Total
                    1999        $ 5,206,644       $ 1,753,468        $6,960,112
                    2000          5,674,659         1,501,917         7,176,576
                    2001          4,580,202         1,063,299         5,643,501
                    2002          2,916,489           700,203         3,616,692
                    2003            709,048           553,832         1,262,880
              Thereafter          8,229,176         3,430,997        11,660,173
                           ----------------- ----------------- -----------------
                               $ 27,316,218       $ 9,003,716       $36,319,934
                           ================= ================= =================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999
                                   (Unaudited)


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

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement as follows:


                                                                                      1999              1998
                                                                                      ----              ----
Incentive  management  fees  (computed  as  5% of  distributions  of  cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees  (computed as 5% of gross revenues from  operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited Partnership Agreement).                       $ 311,681         $ 404,327

Administrative costs reimbursed to General Partner                                        43,402           119,511
                                                                                ----------------- -----------------
                                                                                       $ 355,083         $ 523,838
                                                                                ================= =================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999
                                   (Unaudited)


6. Partner's capital:

As of March 31, 1999, 12,497,000 Units of Limited Partnership (Units) interest were issued and outstanding (including the 50 Units issued to the initial Limited Partners). The Partnership is authorized to issue up to 12,500,000 Units in addition to those issued to the initial Limited Partners.

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

The Partnership had no borrowings under the agreement at March 31, 1999.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of March 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

In 1999 and 1998, the Partnership's primary source of cash was operating lease rents. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases and proceeds from asset sales exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases and proceeds from sales of assets.

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

The  Partnership  participates  with the  General  Partner  and  certain  of its
affiliates  in  a  $90,000,000   revolving  line  of  credit  with  a  financial
institution. The line of credit expires on January 31, 2000.

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

As of March 31, 1999, the Partnership had borrowed $58,317,911 on a non-recourse basis with remaining unpaid balances of $27,316,218. Borrowings are to be generally non-recourse to the Partnership, that is, the only recourse of the lender upon a default by the lessee on the underlying lease will be to the equipment or corresponding lease acquired with the loan proceeds. The General Partner expects that aggregate borrowings in the future will not exceed 40% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

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

Cash Flows

In both 1999 and 1998, the Partnership's primary operating source of cash was revenues from operating leases. Operating lease revenues decreased by $953,984, primarily as a result of sales of operating lease assets over the last year.

In 1999, the Partnership's primary source of cash flows from investing activities was proceeds from sales of lease assets. In 1998, the Partnership's primary sources of cash from investing activities were rents on direct financing and leveraged leases (accounted for as reductions in the net investment in such leases) and proceeds from the sales of lease assets.

In 1999 and 1998, the single largest financing use of cash was distributions to limited partners. The amount of such distributions increased from 1998 to 1999 due to an increase in the per Unit distribution rate, starting in February 1998. There were no sources of cash from financing activities in either year. As a result of scheduled debt payments, certain notes have been paid off. This has led to an overall reduction in the amounts of cash used to repay debt compared to 1998.


Results of operations

Operations resulted in net income of $91,750,911 in 1999 compared to $940,438 in 1998.

Operating lease revenues (and the related depreciation expense) have decreased as a result of sales of assets over the last year. Direct financing lease revenues have decreased due to the same cause.

As scheduled debt payments have been made, debt balances have been reduced. This caused interest expense to decrease by $204,020 compared to 1998.

Sales of lease assets increased in the first quarter of 1999 compared to the same period in 1998. Gains recognized on these sales increased from $77,089 in 1998 to $533,075 in 1999. This is the primary reason for the increase in net income compared to 1998.

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

         Inapplicable.

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

                   (a)Documents filed as a part of this report

                   1.   Financial Statements

                        Included in Part I of this report:

                        Balance Sheets, March 31, 1999 and December 31, 1998.

                        Statements  of income for the three month  periods ended
                         March 31, 1999 and 1998.

                        Statement of changes in partners'  capital for the three
                         month period ended March 31, 1999.

                        Statements  of cash  flows for the three  month  periods
                         ended March 31, 1999 and 1998.

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

Date:
May 14, 1999

                       ATEL CASH DISTRIBUTION FUND V, L.P.
                                  (Registrant)



              By: ATEL Financial Corporation
                  General Partner of Registrant




                           By:   /s/ A. J. Batt
                                 -----------------------------------
                                 A. J. Batt
                                 President and Chief Executive Officer
                                 of General Partner




                           By:   /s/ Dean L. Cash
                                 -----------------------------------
                                 Dean L. Cash
                                 Executive Vice President
                                 of General Partner




        By: /s/ Paritosh K. Choksi
            ---------------------------------------
            Paritosh K. Choksi
            Principal financial officer
            of registrant




        By: /s/ Donald E. Carpenter
            ---------------------------------------
            Donald E. Carpenter
            Principal accounting
            officer of registrant