Form 10-Q
period 1999-06-30
ATEL CASH DISTRIBUTION FUND V L P
filed 1999-08-13
CIK 892875

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                       For the quarterly period ended June 30, 1999

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

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                 BALANCE SHEETS

                       JUNE 30, 1999 AND DECEMBER 31, 1998
                                   (Unaudited)


                                     ASSETS

                                                 1999              1998
                                                 ----              ----
Cash and cash equivalents                        $6,493,324         $8,872,945

Accounts receivable                               1,741,123          2,050,366

Other receivables, net of allowance for
   doubtful accounts of $100,605 in 1999
   and 1998                                       1,484,791            995,175

Investments in leases                            66,872,814         74,753,369
                                           ----------------- ------------------
                                                $76,592,052        $86,671,855
                                           ================= ==================




                       LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                               $25,610,675        $29,331,123

Line of credit                                            -          1,000,000

Accounts payable
     Other                                          407,150            348,769
     General partner                                 63,338            217,385
     Equipment purchases                                  -            178,200

Accrued interest expense                             87,846            104,179

Unearned lease income                               675,028            871,146
                                           ----------------- ------------------
Total liabilities                                26,844,037         32,050,802

Partners' capital:
     General partner                                144,100            117,833
     Limited partners                            49,603,915         54,503,220
                                           ----------------- ------------------
Total partners' capital                          49,748,015         54,621,053
                                           ----------------- ------------------
Total liabilities and partners' capital         $76,592,052        $86,671,855
                                           ================= ==================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                INCOME STATEMENTS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                       Six Months                         Three Months
                                                     Ended June 30,                      Ended June 30,
                                                     --------------                      --------------
                                                 1999             1998              1999              1998
                                                 ----             ----              ----              ----
Revenues:
Leasing activities:
   Operating lease revenues                      $7,251,926      $ 9,449,991       $ 3,429,672        $ 4,673,753
   Direct financing leases                          914,047        1,104,112           448,733            459,662
   Leveraged leases                                  49,879           54,884            24,940             27,442
   Gain (loss) on sales of assets                   492,104          127,835           (40,971)            50,746
Interest income                                     147,177            9,438            77,646              3,539
Other                                                (7,369)          12,539            (9,827)             2,720
                                            ---------------- ---------------- ----------------- ------------------
                                                  8,847,764       10,758,799         3,930,193          5,217,862
Expenses:
Depreciation and amortization                     4,190,952        6,045,676         1,954,965          2,944,249
Interest                                          1,091,068        1,461,401           524,389            690,702
Equipment and incentive management fees             585,207          640,998           273,526            236,671
Other                                               177,239          281,587           179,371            145,094
Administrative cost reimbursements                  144,740          230,082           101,338            110,571
Professional fees                                    31,856           28,136            20,813             15,503
Provision for losses                                      -           55,409                 -                  -
                                            ---------------- ---------------- ----------------- ------------------
                                                  6,221,062        8,743,289         3,054,402          4,142,790
                                            ---------------- ---------------- ----------------- ------------------
Net income                                       $2,626,702      $ 2,015,510         $ 875,791        $ 1,075,072
                                            ================ ================ ================= ==================
Net income:
     General partner                               $ 26,267         $ 20,155           $ 8,758           $ 10,751
     Limited partners                             2,600,435        1,995,355           867,033          1,064,321
                                            ---------------- ---------------- ----------------- ------------------
                                                 $2,626,702      $ 2,015,510         $ 875,791        $ 1,075,072
                                            ================ ================ ================= ==================
Weighted average number of units
   outstanding                                   12,497,000       12,497,000        12,497,000         12,497,000
Net income per limited partnership unit               $0.21            $0.16             $0.07              $0.09



                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                             SIX MONTH PERIOD ENDED
                                  JUNE 30, 1999
                                   (Unaudited)

                                                 Limited Partners      General
                                      Units           Amount           Partners            Total
Balance December 31, 1998             12,497,000      $54,503,220         $ 117,833       $ 54,621,053
Distributions to limited partners                      (7,499,740)                -         (7,499,740)
Net income                                              2,600,435            26,267          2,626,702
                                 ---------------- ---------------- ----------------- ------------------
Balance June 30, 1999                 12,497,000      $49,603,915         $ 144,100       $ 49,748,015
                                 ================ ================ ================= ==================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                            STATEMENTS OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                                 Six Months                        Three Months
                                                               Ended June 30,                     Ended June 30,
                                                           1999             1998              1999              1998

Operating activities:
Net income                                                 $2,626,702      $ 2,015,510         $ 875,791        $ 1,075,072
Adjustments to reconcile net income
   to net cash provided by operations
   Leveraged lease income                                     (49,879)         (54,884)          (24,940)           (27,442)
   Depreciation and amortization                            4,190,952        6,045,676         1,954,965          2,944,249
   (Gain) loss on sales of assets                            (492,104)        (127,835)           40,971            (50,746)
   Provision for losses                                             -           55,409                 -                  -
Changes in operating assets and liabilities:
      Accounts receivable                                     309,243          148,471           (94,392)            31,195
      Accounts payable, general partner                      (154,047)        (313,955)         (244,608)          (313,747)
      Accounts payable, other                                  58,381           25,286          (312,421)           (13,415)
      Accrued interest expense                                (16,333)         (30,668)           (7,565)           (15,813)
      Unearned lease income                                  (196,118)        (138,711)         (144,233)           (93,240)
                                                      ---------------- ---------------- ----------------- ------------------

Net cash provided by operating activities                   6,276,797        7,624,299         2,043,568          3,536,113
                                                      ---------------- ---------------- ----------------- ------------------

Investing activities:
Proceeds from sales of assets                               2,742,607        2,603,881         1,075,296          2,059,521
Reduction in net investment in direct
   financing leases                                         1,165,792        1,065,530           618,631            293,994
Payments received on notes receivable                        (489,616)         200,048          (489,616)           182,214
Reduction in net investment in leveraged
   leases                                                     323,187          195,613            42,468             42,468
Purchase of equipment on operating leases                    (178,200)          12,148           (89,952)            12,148
                                                      ---------------- ---------------- ----------------- ------------------
Net cash provided by investing
   activities                                               3,563,770        4,077,220         1,156,827          2,590,345
                                                      ---------------- ---------------- ----------------- ------------------


                       ATEL CASH DISTRIBUTION FUND V, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                                 Six Months                        Three Months
                                                               Ended June 30,                     Ended June 30,
                                                           1999             1998              1999              1998
Financing activities:
Distributions to limited partners                          (7,499,740)      (7,354,230)       (3,750,349)        (3,749,506)
Repayment of non-recourse debt                             (3,720,448)      (4,878,782)       (1,705,543)        (2,478,304)
Repayment of line of credit                                (1,000,000)               -                 -                  -
Borrowings on line of credit                                        -          500,000                 -            500,000
                                                      ---------------- ---------------- ----------------- ------------------
Net cash used in financing activities                     (12,220,188)     (11,733,012)       (5,455,892)        (5,727,810)
                                                      ---------------- ---------------- ----------------- ------------------

Net (decrease) increase in cash and
   cash equivalents                                        (2,379,621)         (31,493)       (2,255,497)           398,648
Cash at beginning of period                                 8,872,945          733,263         8,748,821            303,122
                                                      ---------------- ---------------- ----------------- ------------------
Cash at end of period                                      $6,493,324        $ 701,770       $ 6,493,324          $ 701,770
                                                      ================ ================ ================= ==================

Supplemental disclosure of cash flow
   information:
Cash paid during the period for interest                   $1,107,401      $ 2,029,221         $ 524,389          $ 690,702
                                                      ================ ================ ================= ==================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1999
                                   (Unaudited)


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


3. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                         Depreciation
                                                                         Expense or         Reclass-
                                                       December 31,     Amortization      ifications &        June 30,
                                                           1998           of Leases       Dispositions          1999
                                                           ----           ---------     - -------------         ----
Net investment in operating leases                        $54,308,897      $(3,952,865)      $(2,072,693)       $48,283,339
Net investment in direct financing leases                  17,631,304       (1,165,792)         (472,061)        15,993,451
Net investment in leveraged leases                          2,628,378         (273,308)                -          2,355,070
Residual interests                                            835,759                -                 -            835,759
Reserve for losses                                         (2,254,809)               -                 -         (2,254,809)
Assets held for sale or lease                                 217,819                -           294,251            512,070
Initial direct costs, net of accumulated
   amortization of $2,268,110 in 1998 and
   $1,976,326 in 1999                                       1,386,021         (238,087)                -          1,147,934
                                                    ------------------ ---------------- ----------------- ------------------
                                                          $74,753,369      $(5,630,052)      $(2,250,503)      $ 66,872,814
                                                    ================== ================ ================= ==================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1999
                                   (Unaudited)


3. Investments in leases (continued):


The following schedule provides an analysis of the Partnership's investment in property on operating leases by major classifications as of December 31, 1998, acquisitions and dispositions during the quarters ended March 31, 1999 and June 30, 1999 and as of June 30, 1999.

                                               Acquisitions, Reclassifications
                              December 31,             & Dispositions                June 30,
                                  1998          1st Quarter      2nd Quarter           1999
                                  ----          -----------      -----------           ----

Construction                     $24,075,113                                          $ 24,075,113
Transportation                    26,801,502      $(4,661,144)       $ (913,505)        21,226,853
Materials handling                15,467,931         (109,970)                -         15,357,961
Mining                            12,841,705       (2,192,914)                -         10,648,791
Furniture and fixtures             5,977,981                -                 -          5,977,981
Manufacturing                      3,297,262                -                 -          3,297,262
Printing                           2,325,000                -                 -          2,325,000
Office automation                  1,919,479         (254,815)         (635,340)         1,029,324
Food processing                    1,826,162                -                 -          1,826,162
Other                                278,396                -                 -            278,396
                             ---------------- ---------------- ----------------- ------------------
                                  94,810,531       (7,218,843)       (1,548,845)        86,042,843
Less accumulated depreciation    (40,501,634)       3,579,789          (837,659)       (37,759,504)
                             ---------------- ---------------- ----------------- ------------------
                                 $54,308,897      $(3,639,054)      $(2,386,504)      $ 48,283,339
                             ================ ================ ================= ==================

All of the property on operating leases was acquired during 1993, 1994, 1995, 1996 and 1997.

At June 30, 1999, the aggregate amounts of future minimum lease payments are as follows:

          Year ending       Direct
          ecember 31,      Financing        Operating          Total
                 1999        $1,831,554      $ 6,334,303       $ 8,165,857
                 2000         3,734,568        6,282,979        10,017,547
                 2001         3,114,032        4,415,532         7,529,564
                 2002         2,766,273        2,576,802         5,343,075
                 2003           909,334          759,539         1,668,873
           Thereafter         5,630,777        4,175,056         9,805,833
                        ---------------- ---------------- -----------------
                            $17,986,538      $24,544,211      $ 42,530,749
                        ================ ================ =================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1999
                                   (Unaudited)


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 6.33% to 10.53%.

Future minimum principal payments of non-recourse debt are as follows:

              Year ending
             December 31,      Principal        Interest           Total
                     1999        $3,501,101      $ 1,222,237       $ 4,723,338
                     2000         5,674,659        1,501,917         7,176,576
                     2001         4,580,202        1,063,299         5,643,501
                     2002         2,916,489          700,203         3,616,692
                     2003           709,048          553,832         1,262,880
               Thereafter         8,229,176        3,430,997        11,660,173
                            ---------------- ---------------- -----------------
                                $25,610,675      $ 8,472,485      $ 34,083,160
                            ================ ================ =================


5.  Related party transactions:

The terms of the  Agreement  of Limited  Partnership  provide  that the  General
Partner and/or Affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Partnership.

The General Partner and/or Affiliates earned the following fees and commissions, pursuant to the Agreement of Limited Partnership as follows:
                                                1999              1998
                                                ----              ----
Equipment  and incentive management fees         $ 585,207          $ 640,998

Reimbursement of administrative costs              144,740            230,082
                                          ----------------- ------------------
                                                  $729,947           $871,080
                                          ================= ==================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1999
                                   (Unaudited)


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


7.  Line of credit:

The Partnership participates with the General Partner and certain of its Affiliates in a $95,000,000 revolving credit agreement with a group of financial institutions which expires on January 31, 2000. The agreement includes an acquisition facility and a warehouse facility which are used to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the Affiliates, the Partnership and the General Partner.

At June 30, 1999, the Partnership had no borrowings under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of June 30, 1999.

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

As of June 30, 1999, the Partnership had borrowed $58,317,911. The remaining unpaid balance at that date was $25,610,675. Borrowings are to be non-recourse to the Partnership, that is, the only recourse of the lender is to the equipment or corresponding lease acquired or secured with the loan proceeds. The General Partner expects that aggregate borrowings in the future will be approximately 40% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

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


Cash flows

For both the three and six month periods in 1999 and 1998, the Partnership's primary source of cash flows from operations was rents from operating leases.

In 1999 and 1998, the most significant source of cash from investing activities in both the six and three month periods was proceeds from sales of lease assets. Rents from direct financing leases were also significant in both the three and six month periods.

In 1999, there were no sources of cash from financing activities. Distributions to the Limited Partners was the primary financing use of cash and it did not change significantly from the prior year. Cash used to repay non-recourse debt has decreased as a result of scheduled debt reductions. In 1998, the only source of cash from financing activities was $500,000 borrowed on the line of credit in the second quarter.

Results of operations

The primary source of revenues is operating leases and is expected to remain so in future periods. As leases reach their scheduled terminations, the Partnership expects to either sell the assets or to re-lease them. Revenues from succeeding leases are usually lower than the amounts received on earlier leases. As a result, lease rents are expected to decline in future periods until all of the assets are sold. Operating lease revenues declined by $2,198,065 (from $9,449,991 in 1998 to $7,251,926) for the six month periods and $1,244,081 (from
$4,673,753 in 1998 to $3,429,672 in 1999) for the three month periods.

Depreciation is the Partnership's largest expense and is related directly to operating lease assets and revenues. Depreciation also decreased for both the three and six month periods as a result of these lease terminations.

In 1998, sales of assets resulted in gains ($127,835 for the six month period and $50,746 for the three month period) compared to a gain of $492,104 for the six month period and a loss of $40,971 for the three month period.

Interest expense has declined for both the six and three month periods as a result of decreased total debt balances compared to 1998 as a result of scheduled debt payments.

Management fees are related to lease revenues (equipment management fees) and the amounts of cash generated from operations which is distributed to the limited partners (incentive management fees). Lease revenues declined compared to 1998 as noted above. More of the distributions to the limited partners came from the proceeds of asset sales (on which no management fees are being paid) rather than from cash generated from operations. These gave rise to the decreases in management fees compared to 1998.

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

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

                   (a)Documents filed as a part of this report

                   1.   Financial Statements

                        Included in Part I of this report:

                        Balance Sheets, June 30, 1999 and December 31, 1998.

                        Statements of operations for the six and three month periods ended June 30, 1999 and 1998.

                        Statement of changes in partners' capital for the six months ended June 30, 1999.

                        Statements of cash flows for the six and three month periods ended June 30, 1999 and 1998.

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

Date:
August 13, 1999

                       ATEL CASH DISTRIBUTION FUND V, L.P.
                                  (Registrant)



          By: ATEL Financial Corporation
              General Partner of Registrant




                            By:    /s/ A.  J.  BATT
                                  ---------------------------------
                                  A. J. Batt
                                  President and Chief Executive Officer
                                  of General Partner




                            By:     /s/ DEAN L. CASH
                                  ---------------------------------
                                  Dean L. Cash
                                  Executive Vice President
                                  of General Partner




          By:   /s/ PARITOSH K. CHOKSI
              -------------------------------------
              Paritosh K. Choksi
              Principal financial officer of registrant




          By:   /s/ DONALD E.  CARPENTER
              -------------------------------------
              Donald E.  Carpenter,
              Principal accounting officer of
              registrant