Form 10-Q
period 1999-09-30
ATEL CASH DISTRIBUTION FUND V L P
filed 1999-11-15
CIK 892875

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                        For the quarterly period ended September 30, 1999

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

                      Item 1:  Financial Statements.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                   (Unaudited)

                                     ASSETS


                                                 1999               1998
                                                 ----               ----
Cash                                             $5,066,050        $ 8,872,945

Accounts receivable                               1,658,983          2,050,366

Notes receivable                                  1,283,359            995,175

Investments in leases                            63,680,434         74,753,369
                                            ----------------  -----------------
                                               $ 71,688,826       $ 86,671,855
                                            ================  =================




                       LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                              $ 23,924,232       $ 29,331,123
Line of credit                                            -          1,000,000
Accounts payable
   Other                                            417,579            348,769
   General Partner                                  105,966            217,385
   Equipment purchases                                    -            178,200
Accrued interest                                     80,371            104,179
Unearned lease income                               660,021            871,146
                                            ----------------  -----------------
Total liabilities                                25,188,169         32,050,802

Partners' capital:
   General Partner                                  149,117            117,833
   Limited Partners                              46,351,540         54,503,220
                                            ----------------  -----------------
Total partners' capital                          46,500,657         54,621,053
                                            ----------------  -----------------
Total liabilities and partners' capital        $ 71,688,826       $ 86,671,855
                                            ================  =================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                INCOME STATEMENTS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1999 AND 1998


                                                     Nine Months Ended                  Three Months Ended
                                                       September 30,                      September 30,
                                                       -------------                      -------------
                                                   1999             1998              1999               1998
                                                   ----             ----              ----               ----
Revenues:
Leasing activities:
   Operating leases                               $10,489,356      $13,997,923        $3,237,430        $ 4,547,932
   Direct financing leases                          1,330,480        1,625,523           416,433            521,411
   Leveraged leases                                    74,818           82,326            24,939             27,442
   Gain (loss) on sales of assets                     233,547          210,920          (258,557)            83,085
Interest income                                       215,767           13,160            68,590              3,722
Other                                                  (1,410)          23,452             5,959             10,913
                                              ---------------- ----------------  ----------------  -----------------
                                                   12,342,558       15,953,304         3,494,794          5,194,505
Expenses:
Depreciation and amortization                       6,234,664        8,962,402         2,043,712          2,916,726
Interest                                            1,579,828        2,148,109           488,760            686,708
Management fees                                       794,182          989,811           208,975            348,813
Other                                                 341,731          582,323           132,636            272,600
Administrative cost reimbursements                    263,709          300,998           118,969             70,916
Provision for losses                                        -           55,409                 -                  -
                                              ---------------- ----------------  ----------------  -----------------
                                                    9,214,114       13,039,052         2,993,052          4,295,763
                                              ---------------- ----------------  ----------------  -----------------
Net income                                        $ 3,128,444       $2,914,252         $ 501,742          $ 898,742
                                              ================ ================  ================  =================


Net income:
     General Partner                                 $ 31,284         $ 29,143           $ 5,017            $ 8,987
     Limited Partners                               3,097,160        2,885,109           496,725            889,755
                                              ---------------- ----------------  ----------------  -----------------
                                                  $ 3,128,444       $2,914,252         $ 501,742          $ 898,742
                                              ================ ================  ================  =================

Net income per Limited Partnership unit                $ 0.25           $ 0.23            $ 0.04             $ 0.07

Weighted average number of units outstanding       12,497,000       12,497,000        12,497,000         12,497,000


                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                             NINE MONTH PERIOD ENDED
                               SEPTEMBER 30, 1999
                                   (Unaudited)

                                            Limited Partners            General
                                       Units           Amount            Partner            Total

Balance December 31, 1998              12,497,000      $54,503,220         $ 117,833       $ 54,621,053
Distributions to limited partners                      (11,248,840)                -        (11,248,840)
Net income                                               3,097,160            31,284          3,128,444
                                  ---------------- ----------------  ----------------  -----------------
Balance September 30, 1999             12,497,000      $46,351,540         $ 149,117       $ 46,500,657
                                  ================ ================  ================  =================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                             STATEMENT OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                                   Nine Months Ended                 Three Months Ended
                                                                     September 30,                      September 30,
                                                                     -------------                      -------------
                                                                 1999             1998              1999               1998
                                                                 ----             ----              ----               ----
Operating activities:
Net income                                                      $ 3,128,444       $2,914,252         $ 501,742          $ 898,742
Adjustments to reconcile net income to net cash
     provided by operations
   Depreciation and amortization                                  6,234,664        8,962,402         2,043,712          2,916,726
   Leveraged lease income                                           (74,818)               -           (24,939)                 -
   Gain on sale of assets                                          (233,547)        (210,920)          258,557            (83,085)
   Provision for losses                                                   -           55,409                 -                  -
Changes in operating assets and liabilities:
      Accounts receivable                                           391,383          (38,302)           82,140           (186,773)
      Accounts payable, General Partner                            (111,419)        (122,037)           42,628            191,918
      Accounts payable, other                                        68,810        1,329,015            10,429          1,303,729
      Unearned lease income                                        (211,125)         (82,621)          (15,007)            56,090
      Accrued interest                                              (23,808)         (99,652)           (7,475)           (68,984)
                                                            ---------------- ----------------  ----------------  -----------------
Net cash provided by operating activities                         9,168,584       12,707,546         2,891,787          5,028,363
                                                            ---------------- ----------------  ----------------  -----------------

Investing activities:
Purchase of equipment on operating leases                          (178,200)             352                 -            (11,796)
Reductions in investment in direct financing leases               1,331,428        1,174,710           165,636            109,180
Reductions in investment in leveraged leases                        476,332          259,681           153,145            118,952
Payments received on notes receivable                                     -          359,618                 -            159,570
Proceeds from sales of assets                                     3,050,692        3,551,993           797,701            948,112
                                                            ---------------- ----------------  ----------------  -----------------
Net cash provided by investing activities                         4,680,252        5,346,354         1,116,482          1,324,018
                                                            ---------------- ----------------  ----------------  -----------------


                       ATEL CASH DISTRIBUTION FUND V, L.P.

                             STATEMENT OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                                   Nine Months Ended                  Three Months Ended
                                                                     September 30,                      September 30,
                                                                     -------------                      -------------
                                                                 1999             1998              1999               1998
                                                                 ----             ----              ----               ----
Financing activities:
Distributions to limited partners                               (11,248,840)     (11,103,092)       (3,749,100)        (3,748,862)
Repayments of non-recourse debt                                  (5,406,891)      (7,485,362)       (1,686,443)        (2,606,580)
Repayment of line of credit                                      (1,000,000)               -                 -                  -
Borrowings under line of credit                                           -        1,000,000                 -            500,000
                                                            ---------------- ----------------  ----------------  -----------------
Net cash used in financing activities                           (17,655,731)     (18,588,454)       (5,435,543)        (6,355,442)
                                                            ---------------- ----------------  ----------------  -----------------
Net decrease in cash and cash equivalents                        (3,806,895)        (534,554)       (1,427,274)            (3,061)
Cash and cash equivalents at beginning
   of period                                                      8,872,945          733,263         6,493,324            701,770
                                                            ---------------- ----------------  ----------------  -----------------
Cash and cash equivalents at end of period                      $ 5,066,050        $ 500,020        $5,066,050          $ 500,020
                                                            ================ ================  ================  =================


Supplemental disclosure of cash flow information:

Cash paid for interest during period                            $ 1,603,636       $2,247,761         $ 496,235          $ 755,692
                                                            ================ ================  ================  =================

Supplemental schedule of non-cash transactions:

Direct financing lease assets reclassified to notes
   receivable                                                     $ 288,184        $ 704,898         $ 288,184
                                                            ================ ================  ================



                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                   (Unaudited)


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


3. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                              Depreciation
                                                              Expense or         Reclass-
                                            December 31,     Amortization      ifications &      September 30,
                                                1998           of Leases       Dispositions           1999
                                                ----           ---------      --------------          ----
Net investment in operating leases             $54,308,897     $ (5,876,369)     $ (2,171,231)       $46,261,297
Net investment in direct financing leases       17,631,304       (1,619,612)         (501,533)        15,510,159
Net investment in leveraged leases               2,628,378         (401,514)                -          2,226,864
Residual value interests                           835,759                -                 -            835,759
Equipment held for sale or lease                   217,819                -          (144,381)            73,438
Initial direct costs, net of accumulated
   amortization of $2,431,130 in 1998 and
   $2,036,653 in 1999.                           1,386,021         (358,295)                -          1,027,726
Reserve for losses                              (2,254,809)               -                 -         (2,254,809)
                                           ---------------- ----------------  ----------------  -----------------
                                               $74,753,369     $ (8,255,790)     $ (2,817,145)      $ 63,680,434
                                           ================ ================  ================  =================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                   (Unaudited)


3. Investments in leases (continued):

The following schedule provides an analysis of the Partnership's investment in property on operating leases by major classifications as of December 31, 1998, dispositions and reclasifications during the quarters ended March 31, June 30 and September 30, 1999 and as of September 30, 1999.

                               December 31,             Dispositions & Reclassifications             September 30,
                                   1998          1st Quarter      2nd Quarter       3rd Quarter           1999
                                   ----          -----------      -----------       -----------           ----
Transportation                   $ 26,801,502                                                           $ 26,801,502
Construction                       24,075,113      $(4,661,144)      $ (913,505)                          18,500,464
Materials handling                 15,467,931         (109,970)               -        $ (150,446)        15,207,515
Mining                             12,841,705       (2,192,914)               -                 -         10,648,791
Furniture and fixtures              5,977,981                -                -                 -          5,977,981
Manufacturing                       3,297,262                -                -                 -          3,297,262
Printing                            2,325,000                -                -                 -          2,325,000
Food processing                     1,826,162                -                -                 -          1,826,162
Office automation                   1,919,479         (254,815)        (635,340)         (714,914)           314,410
Other                                 278,396                -                -                 -            278,396
                             ----------------- ---------------- ----------------  ----------------  -----------------
                                   94,810,531       (7,218,843)      (1,548,845)         (865,360)        85,177,483
Less accumulated depreciation     (40,501,634)       3,579,789         (837,659)       (1,156,682)       (38,916,186)
                             ----------------- ---------------- ----------------  ----------------  -----------------
                                 $ 54,308,897      $(3,639,054)    $ (2,386,504)     $ (2,022,042)      $ 46,261,297
                             ================= ================ ================  ================  =================

All of the property on operating leases was acquired during 1993, 1994, 1995, 1996 and 1997.

At September 30, 1999, the aggregate amounts of future minimum lease payments are as follows:

                                                            Direct
                                         Operating         Financing           Total
Three months ending December 31, 1999      $3,211,491         $ 944,360        $ 4,155,851
        Year ending December 31, 2000       6,282,979         3,722,037         10,005,016
                                 2001       4,415,532         3,114,032          7,529,564
                                 2002       2,576,802         2,766,273          5,343,075
                                 2003         759,539           909,334          1,668,873
                           Thereafter       4,175,056         5,630,777          9,805,833
                                      ----------------  ----------------  -----------------
                                          $21,421,399      $ 17,086,813       $ 38,508,212
                                      ================  ================  =================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                   (Unaudited)


3. Investments in leases (continued):

Direct financing leases:

The following lists the components of the Partnership's investment in direct financing leases as of September 30, 1999.

Total minimum lease payments receivable                        $17,086,813
Estimated residual values of leased equipment (unguaranteed)     5,304,034
                                                              -------------
Investment in direct financing leases                           22,390,847
Less unearned income                                            (6,880,688)
                                                              -------------
Net investment in direct financing leases                      $15,510,159
                                                              =============


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 6.5% to 11.05%.

Future minimum principal payments of non-recourse debt as of September 30, 1999 are as follows:

                                         Principal         Interest            Total
Three months ending December 31, 1999      $1,814,658         $ 726,002        $ 2,540,660
        Year ending December 31, 2000       5,674,659         1,501,917          7,176,576
                                 2001       4,580,202         1,063,299          5,643,501
                                 2002       2,916,489           700,203          3,616,692
                                 2003         709,048           553,832          1,262,880
                           Thereafter       8,229,176         3,430,997         11,660,173
                                      ----------------  ----------------  -----------------
                                          $23,924,232        $7,976,250       $ 31,900,482
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

The General Partner and/or Affiliates earned the following fees and commissions, pursuant to the Agreement of Limited Partnership as follows:

                                               1999              1998
                                               ----              ----
Equipment and incentive management fees         $ 794,182         $ 989,811
Reimbursement of administrative costs             263,709           300,998
                                          ----------------  ----------------
                                               $1,057,891        $1,290,809
                                          ================  ================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                   (Unaudited)


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


7.  Line of credit:

The Partnership participates with the General Partner and certain of its Affiliates in a $95,000,000 revolving credit agreement with a group of financial institutions which expires on January 28, 2000. The agreement includes an acquisition facility and a warehouse facility which are used to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the Affiliates, the Partnership and the General Partner.

At September 30, 1999, the Partnership had no borrowings under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of September 30, 1999.

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

As of September 30, 1999, the Partnership had borrowed $58,317,911. The remaining unpaid balance as of that date was $23,924,232. Long-term borrowings are to be non-recourse to the Partnership, that is, the only recourse of the lender will be to the equipment or corresponding lease acquired or secured with the loan proceeds. The General Partner expects that aggregate borrowings in the future will not exceed 40% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

The  Partnership  participates  with the  General  Partner  and  certain  of its
affiliates  in  a  $95,000,000   revolving  line  of  credit  with  a  financial
institution. The line of credit expires on January 28, 2000.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. As of September 30, 1999, there were no such commitments.

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

In 1999, the Partnership's most significant source of cash was lease rents.

Cash flows - 1999 vs. 1998:

In both 1999 and 1998, the Partnership's primary source of operating cash flows was operating lease rents. Operating lease rents have decreased by $3,508,567 (25%) as a result of asset sales over the last year.

In 1999 and 1998 the largest source of cash from investing activities was the proceeds from sales of lease assets. In both years, lease rents from direct financing and leveraged lease transactions also provided a significant amount of cash flows.

There were no sources if cash from financing activities in 1999. In 1998, the only financing source of cash from financing activities was borrowings on the line of credit. Repayments of non-recoursed debt have decreased as a result of scheduled debt payments.

Results of operations - 1999 vs. 1998

Operating leases are the Partnership's primary source of revenues. Such revenues decreased by $3,508,567 (25%) compared to 1998. The decrease resulted from asset sales over the last year. Depreciation expense is directly related to operating lease assets and has also decreased compared to 1998 as a result of these asset sales. Management fees are based on the Partnership's revenues and its distributions to the Limited Partners. As a result of the decrease in lease revenues, management fees have declined compared to 1998. Debt balances have been reduced by scheduled debt payments and this has resulted in the decrease of $568,281 in interest expense compared to 1998.

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

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

                           (a)Documents filed as a part of this report

                           1.  Financial Statements

                               Included in Part I of this report:

                               Balance  Sheets,  September 30, 1999 and December
                                  31, 1998.

                               Income  statements  for the nine and three  month
                                  periods ended September 30, 1999 and 1998.

                               Statement of changes in partners' capital for the
                                  nine months ended September 30, 1999.

                               Statements  of cash  flows for the nine and three
                                  month periods ended September 30, 1999 and 1998.

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

Date:
November 12, 1999

                       ATEL CASH DISTRIBUTION FUND V, L.P.
                                  (Registrant)



                                      By: ATEL Financial Corporation
                                          General Partner of Registrant




                                      By:   /s/ A.  J.  BATT
                                           ---------------------------------
                                           A. J. Batt
                                           President and Chief Executive Officer
                                           of General Partner




                                      By:    /s/ DEAN L. CASH
                                           ---------------------------------
                                           Dean L. Cash
                                           Executive Vice President
                                           of General Partner




                                      By:   /s/ PARITOSH K. CHOKSI
                                          -----------------------------------
                                          Paritosh K. Choksi
                                          Principal financial officer of
                                          registrant




                                      By:   /s/ DONALD E.  CARPENTER
                                          -----------------------------------
                                          Donald E. Carpenter
                                          Principal accounting officer of
                                          registrant