Form 10-K
period 1999-12-31
ATEL CASH DISTRIBUTION FUND V L P
filed 2000-03-29
CIK 892875

Form 10K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      |X| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) For the Year Ended December 31, 1999

                                       OR

                      |_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) For the transition period from ____ to ____

                         Commission File number 0-23842

                       ATEL Cash Distribution Fund V, L.P.

California                                                         94-3165807
----------                                                         ----------
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

The Partnership conducted a public offering of 12,500,000 units of Limited Partnership interest (Units), at a price of $10 per Unit. As of November 15, 1994, the Partnership had received and accepted subscriptions for 12,500,000 ($125,000,000) Limited Partnership Units in addition to the Initial Limited Partners' Units and the offering was terminated. Of those Units, 12,497,000 were issued and outstanding as of December 31, 1999 and 1998. Of the proceeds received, $11,875,000 was paid to ATEL Securities Corporation, a wholly-owned subsidiary of ATEL Financial Corporation (ATEL) (the General Partner), as sales commissions, $5,738,415 was paid to the General Partner as reimbursements of
organization  and  other   syndication   costs,   $1,875,000  was  reserved  for
repurchases of Units and working capital and $105,511,585 has been used to acquire leased equipment, including acquisition fees paid or to be paid to the General Partner.

The Partnership's principal objectives are to invest in a diversified portfolio of equipment which will (i) preserve, protect and return the Partnership's invested capital; (ii) generate substantial distributions to the partners of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period, ending December 31, 2000 and (iii) provide significant distributions following the reinvestment period and until all equipment has been sold. The Partnership is governed by its Limited Partnership Agreement.


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

As of December 31, 1999, the Partnership had purchased equipment with a total acquisition price of $186,995,157.

The Partnership's objective is to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees which (i) have an aggregate credit rating by Moody's Investor Service, Inc. of Baa or better, or the credit equivalent as determined by the General Partner, with the aggregate rating weighted to account for the original equipment cost for each item leased or (ii) are established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio may include equipment leased to lessees which, although deemed creditworthy by the General Partner, would not satisfy the general credit rating criteria for the portfolio. In excess of 75% of the equipment acquired with the net proceeds of the offering (based on original purchase cost) had been leased to lessees with an aggregate credit rating of Baa or better or to such hospitals or municipalities. During 1999, no single lessee generated 10% of the Partnership's lease revenues. During 1998 and 1997, certain lessees generated significant portions of the Partnership's total lease revenues as follows:

                                                    Percentage of Total Lease
                                                            Revenues
         Lessee                Type of Equipment      1998            1997
         ------                -----------------      ----            ----
Burlington Northern Railroad   Locomotives             14%             19%
The Pittston Company           Mining                  11%             14%

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


Equipment Leasing Activities:

Through December 31, 1999, the Partnership has disposed of certain leased assets as set forth below:

                                  Original
                                Equipment Cost,                   Excess of
         Type of                  Excluding                       Rents Over
        Equipment              Acquisition Fees   Sale Price      Expenses *
        ---------              ----------------   ----------      ----------
Transportation                    $ 29,949,497      $15,065,548     $21,949,526
Furniture, fixtures and office
   equipment                        15,131,313        6,675,396      11,299,693
Mining equipment                    10,338,298        5,987,744       6,003,264
Materials handling                   2,779,975          833,204       2,208,665
Office automation                    2,635,065          507,086       2,436,378
Other                                6,568,932        3,451,846       6,284,890
                               ---------------- ---------------- ---------------
                                  $ 67,403,080      $32,520,824     $50,182,416
                               ================ ================ ===============

* Includes only those expenses directly related to the production of the related rents.

The Partnership has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 1999 and the industries to which the assets have been leased.

                                                     Purchase price excluding          Percentage of total
       Asset types                                       acquisition fees                   acquisitions
       -----------                                       ----------------                   ------------
Transportation, over-the-road tractors and trailers          $ 34,546,518                           18.47%
Furniture and fixtures                                         24,145,180                           12.91%
Transportation, other                                          18,454,853                            9.87%
Mining                                                         15,986,308                            8.55%
Transportation, intermodal containers                          15,484,688                            8.28%
Construction                                                   15,335,327                            8.20%
Materials handling                                             14,469,358                            7.74%
Railroad locomotives                                           12,350,000                            6.60%
Earth moving                                                   11,943,745                            6.39%
Transportation, rail cars                                       7,180,000                            3.84%
Printing                                                        4,707,508                            2.52%
Other *                                                        12,391,672                            6.63%
                                                          ----------------                 ----------------
                                                            $ 186,995,157                          100.00%
                                                          ================                 ================

                                                     Purchase price excluding          Percentage of total
   Industry of lessee                                    acquisition fees                   acquisitions
   ------------------                                    ----------------                   ------------
Transportation, rail                                         $ 45,670,556                           24.42%
Mining                                                         29,823,055                           15.95%
Oil & gas                                                      21,301,523                           11.39%
Retail, foods                                                  11,215,586                            6.00%
Food processing                                                 9,828,623                            5.26%
Construction                                                    9,410,789                            5.03%
Chemicals                                                       9,075,487                            4.85%
Retail, restaurant                                              8,528,067                            4.56%
Transportation, other                                           8,311,346                            4.44%
Primary metals                                                  7,526,037                            4.02%
Manufacturing, other                                            6,815,862                            3.64%
Manufacturing, auto/truck                                       6,690,185                            3.58%
Printing                                                        4,707,508                            2.52%
Other *                                                         8,090,533                            4.34%
                                                          ----------------                 ----------------
                                                            $ 186,995,157                          100.00%
                                                          ================                 ================

* Individual amounts included in "Other" represent less than 2.5% of the total.

For further information regarding the Partnership's equipment lease portfolio as of December 31, 1999, see Note 3 to the financial statements, Investments in equipment and leases, set forth in Item 8, Financial Statements and Supplementary Data.


Item 2.  PROPERTIES

The Partnership does not own or lease any real property, plant or materially important physical properties other than the equipment held for lease as set forth in Item 1.

Item 3.  LEGAL PROCEEDINGS

No material legal proceedings are currently pending against the Partnership or against any of its assets.

In October 1997, Schwegmann's Giant Supermarkets, one of the Partnership's lessees, defaulted on two of five locations of retail grocery store fixtures and equipment, the lease payments, and certain other obligations under the lease, with a receivable balance currently totaling approximately $1.7 million. The remaining portion of the lease payments with respect to three of five stores was assumed by SGSM Acquisition Company ("SGSM"). Payments with respect to these leases remained current until February 1999; however, on March 26, 1999, SGSM filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Partnership is currently pursuing damages in the amount of $2.8 million, representing amounts due under the lease. The lessee claims that it has sufficient assets to satisfy the claims of all secured creditors of the lessee; however, as the lessee's assets are primarily relatively illiquid real property investments, the timing of the liquidation of such assets have resulted in delays in the payments to the lessee's creditors. As of this date, the General Partner believes that it has a reasonable basis for asserting a likelihood of recovering most or all of the amounts claimed.

On January 16, 1998, Pegasus Gold Corporation filed for protection under Chapter
11. The initial meeting of creditors established by the Bankruptcy Court was held on March 9, 1998. The lessee's lease with the Partnership had previously been leveraged on a non-recourse basis with The CIT Group/Equipment Financing, Inc. ("CIT"), and all lease receivables (estimated at $6,032,460) were assigned to the lender. Consequently, the Partnership's exposure is no greater than the fair market residual value of the equipment under lease, estimated at $1,101,803. The reorganized lessee/debtor has assumed the Partnership's lease in the Bankruptcy Court and, made all past due payments. The Partnership has entered into an Escrow Agreement with CIT, wherein CIT has agreed not to foreclose on the Partnership's interest so long as the lessee continues to perform under the lease. At this time, the lessee is current in its lease obligations. The ultimate recovery under this lease is dependent on the price of gold remaining

On December 31, 1997, Quaker Coal Company requested a moratorium on lease payments from January through March 1998. No lease payments were made through June of 1998. As a result, the General Partner declared the lease in default. Subsequently, the lessee made the outstanding payments, however, the General Partner refused to waive the default and insisted on additional damages in the range of $993,000 to $1,370,000. The General Partner sued the lessee for damages and is currently awaiting judgement from the court. The General Partner believes that an adverse ruling would not have a material impact on the operations of the Partnership. The amounts of these damages have not been included in the financial statements included in Item 8 of this report.


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

Holders

As of December 31, 1999, a total of 7,364 investors were record holders of Units in the Partnership.

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

The rate for monthly distributions from 1999 operations was $0.10 per Unit. The distributions were made in February 1999 through December 1999 and in January 2000. For each quarterly distribution (made in April, July and October 1999 and in January 2000) the rate was $0.30 per Unit. Distributions were from 1999 cash flows from operations. The amounts paid to holders of Units were adjusted based on the length of time within the previous calendar month or quarter that the Units were outstanding.

The following table presents summarized information regarding distributions to Limited Partners:

                                               1999            1998             1997            1996             1995
                                               ----            ----             ----            ----             ----
Distributions of net income                        $ 0.41          $ 0.39           $ 0.14          $ 0.23           $ 0.13
Return of investment                                 0.79            0.80             0.96            0.86             0.92
                                          ---------------- --------------- ---------------- --------------- ----------------
Distributions per unit                               1.20            1.19             1.10            1.09             1.05
Differences due to timing of
   distributions                                        -            0.01                -            0.01                -
                                          ---------------- --------------- ---------------- --------------- ----------------
Nominal distribution rates from
   above                                           $ 1.20          $ 1.20           $ 1.10          $ 1.10           $ 1.05
                                          ================ =============== ================ =============== ================

Owners of 1,000 or more units may make the election without charge to receive distributions on a monthly basis. Owners of less than 1,000 units may make the election upon payment of a $20.00 annual fee.

Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data of the Partnership for the years ended December 31, 1999, 1998, 1997, 1996 and 1995. This financial data should be read in conjunction with the financial statements and related notes included under Item 8 of this report.

                                               1999            1998             1997            1996             1995
                                               ----            ----             ----            ----             ----
Gross Revenues                               $ 17,064,600    $ 22,011,168      $23,437,655    $ 24,987,922      $20,884,669

Net income                                    $ 5,198,570     $ 4,861,233      $ 1,813,431     $ 2,851,885      $ 1,627,911

Weighted average Units                         12,497,000      12,497,000       12,497,000      12,497,713       12,498,550

Net income per Unit, based on
   weighted average Units outstanding              $ 0.41          $ 0.39           $ 0.14          $ 0.23           $ 0.13

Distributions per Unit, based on
   weighted average Units outstanding              $ 1.20          $ 1.19           $ 1.10          $ 1.09           $ 1.05

Total Assets                                 $ 67,961,144    $ 86,671,855     $106,707,576   $ 130,546,718     $136,475,349

Non-recourse Debt                            $ 22,138,639    $ 29,331,123      $40,138,400    $ 41,496,203      $19,129,298

Total Partners' Capital                      $ 44,820,397    $ 54,621,053      $64,614,239    $ 76,545,683      $87,372,135


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

The Partnership participates with the General Partner and certain of its affiliates in a $95,000,000 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on April 30, 2000. As of December 31, 1999, the Partnership had no borrowings under this line of credit and the remaining availability was $21,857,103.

The Partnership anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to the General Partner and providing for cash distributions to the Limited Partners. At December 31, 1999, there were no commitments to purchase lease assets.

As of December 31, 1999, cash balances consisted of working capital and amounts reserved for distributions in January 2000, generated from operations in 1999.

The Partnership currently has available adequate reserves to meet its immediate cash requirements, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The General Partner envisions no such requirements for operating purposes.

As  of  December  31,  1999,  the  Partnership   had  borrowed   $58,317,911  of
non-recourse debt. The remaining unpaid balance as of that date was $22,138,639.

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

Cash Flows

           1999 vs. 1998:

In 1999, operating lease rents were the Partnership's primary source of cash flows from operating activities. Cash flows from operations decreased from $15,715,879 in 1998 to $10,478,968 in 1999, a decrease of $5,236,911. This decrease resulted from decreases in operating lease revenues from $18,651,503 in 1998 to $13,469,113 in 1999, a decrease of $5,182,390.

Sources of cash from investing activities consisted of rents from direct financing leases and proceeds from sales of lease assets. Such financing lease rents decreased from $3,019,154 in 1998 to $2,160,238 in 1999, a decrease of $858,916. Proceeds from sales of lease assets are not expected to be consistent from one year to another and decreased from $13,675,178 in 1998 to $5,186,472 in 1999, a decrease of $8,488,706.

There were no financing sources of cash in 1999. Repayments of debt decreased as a result of scheduled debt payments.

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

As of December 31, 1999, 26% of total equipment at cost (21% at December 31,1998) was leased to lessees in the rail transportation industry. As of December 31, 1999, 14% of total equipment at cost (less than 10% at December 31,
1998) was leased to lessees in the petroleum and coal products industry. As of December 31, 1999, 13% of total equipment at cost (14% at December 31, 1998) was leased to lessees in the mining industry. Leases are subject to ATEL's credit committee review. The leases provide for the return of the equipment upon default. The concentration of the Partnership's assets in these industries is not known to have had any effect on the Partnership's results of operations nor is there any known trend regarding these industries that would effect its operations in future periods.

           1999 vs. 1998:

Overall, net income increased from $4,861,233 in 1998 to $5,198,570 in 1999. The increase of $337,337 was the result of a number of largely offsetting factors. Operating lease revenues declined by $5,182,390 ($18,651,503 in 1998 and $13,469,113 in 1999), but the related depreciation on operating lease assets decreased by $3,655,354 ($11,145,876 in 1998 and $7,490,522 in 1999), a
difference of $1,527,036. Both of these decreases are related to the sales of lease assets at the end of the lease terms in both 1998 and 1999. Direct financing lease revenues declined from $2,139,981 in 1998 to $1,905,218 in 1999, a decrease of $234,763. This decrease is also the result of lease asset sales over the last two years.

Gains on sales of assets in 1999 increased from $1,050,907 in 1998 to $1,291,920 in 1999, an increase of $241,013. Such gains are not, however, expected to be consistent from one year to another.

Interest expense has decreased as a result of scheduled debt payments and the consequent reductions of the outstanding balances.

Equipment management fees are based on the revenues of the Partnership. As those revenues have declined, the management fees have decreased as well.

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

The provision for losses and impairments decreased by $1,645,693 compared to 1997. The 1997 expense included a provision directly related to the Pegasus Gold lease (see Note 10 to the financial statements included in item 8 of this report). There were no similar defaults in 1998.


Impact of the Year 2000

To date, the Partnership has experienced no significant year 2000 problems and the General Partner believes it does not have continued exposure to the year 2000 problem.


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

In general, the Partnership manages its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, the Partnership has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling rates. Nevertheless, the Partnership frequently funds leases with its floating rate line of credit and is therefore exposed to interest rate risk until fixed rate financing is arranged, or the floating rate line of credit is repaid. As of December 31, 1999, there was no outstanding balance on the floating rate line of credit.

To hedge its interest rate risk related to this variable rate debt, the Partnership may enter into interest rate swaps. As of December 31, 1999, no swaps or other derivative financial instruments were held by the Partnership. The Partnership does not hold or issue derivative financial instruments for speculative purposes.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Auditors, Financial Statements and Notes to Financial Statements attached hereto at pages 11 through 24.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS






The Partners
ATEL Cash Distribution Fund V, L.P.


We have audited the accompanying balance sheets of ATEL Cash Distribution Fund V, L.P. as of December 31, 1999 and 1998, and the related statements of income, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Cash Distribution Fund V, L.P. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.




                                                           /s/ ERNST & YOUNG LLP
San Francisco, California
February 1, 2000

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                 BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998


                                     ASSETS


                                                     1999            1998
                                                     ----            ----
Cash and cash equivalents                           $ 3,330,065     $ 8,872,945

Accounts receivable                                   2,772,627       2,050,366

Other receivables, net of allowance for doubtful
   accounts of $100,605 in 1999 and 1998              1,309,783         995,175

Investments in equipment and leases                  60,548,669      74,753,369
                                                 --------------- ---------------
Total assets                                       $ 67,961,144     $86,671,855
                                                 =============== ===============


                       LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                  $ 22,138,639     $29,331,123

Line of credit                                                -       1,000,000

Accounts payable:
     Equipment purchases                                  1,352         178,200
     General Partner                                    117,089         217,385
     Other                                              359,831         348,769

Accrued interest payable                                107,182         104,179

Unearned lease income                                   416,654         871,146
                                                 --------------- ---------------
Total liabilities                                    23,140,747      32,050,802

Partners' capital:
     General Partner                                    169,819         117,833
     Limited Partners                                44,650,578      54,503,220
                                                 --------------- ---------------
Total partners' capital                              44,820,397      54,621,053
                                                 --------------- ---------------
Total liabilities and partners' capital            $ 67,961,144     $86,671,855
                                                 =============== ===============

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                              STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                               1999            1998             1997
                                                               ----            ----             ----
Revenues:
Leasing activities:
   Operating leases                                           $13,469,113    $ 18,651,503      $20,153,372
   Direct financing leases                                      1,905,218       2,139,981        2,783,215
   Leveraged leases                                                99,758         109,769          107,494
   Gain on sales of assets                                      1,291,920       1,050,907          345,340
Interest income                                                   274,904          22,490           32,575
Other                                                              23,687          36,518           15,659
                                                          ---------------- --------------- ----------------
                                                               17,064,600      22,011,168       23,437,655
Expenses:

Depreciation and amortization                                   7,935,060      11,830,276       13,503,318
Interest expense                                                2,055,475       2,738,745        3,599,776
Equipment and incentive management fees to General Partner      1,022,381       1,318,373        1,647,388
Other                                                             442,298         724,155          571,546
Administrative cost reimbursements to General Partner             355,881         422,293          405,886
Professional fees                                                  54,935          60,684           94,603
Provision for losses and impairments                                    -          55,409        1,701,102
Provision for doubtful accounts                                         -               -          100,605
                                                          ---------------- --------------- ----------------
                                                               11,866,030      17,149,935       21,624,224
                                                          ---------------- --------------- ----------------
Net income                                                    $ 5,198,570     $ 4,861,233      $ 1,813,431
                                                          ================ =============== ================

Net income:
     General Partner                                             $ 51,986        $ 48,612         $ 18,134
     Limited Partners                                           5,146,584       4,812,621        1,795,297
                                                          ---------------- --------------- ----------------
                                                              $ 5,198,570     $ 4,861,233      $ 1,813,431
                                                          ================ =============== ================

Net income per Limited Partnership unit                            $ 0.41          $ 0.39           $ 0.14

Weighted average number of units outstanding                   12,497,000      12,497,000       12,497,000

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                   Limited Partners            General
                                                               Units           Amount          Partner           Total
                                                               -----           ------          -------           -----

Balance December 31, 1996                                      12,497,000      $76,494,596        $ 51,087      $76,545,683

Distributions to Limited Partners ($1.10  per Unit)                            (13,744,875)                     (13,744,875)
Net income                                                                       1,795,297          18,134        1,813,431
                                                          ---------------- ---------------- --------------- ----------------
Balance December 31, 1997                                      12,497,000       64,545,018          69,221       64,614,239

Distributions to Limited Partners ($1.19  per Unit)                            (14,854,419)                     (14,854,419)
Net income                                                                       4,812,621          48,612        4,861,233
                                                          ---------------- ---------------- --------------- ----------------
Balance December 31, 1998                                      12,497,000       54,503,220         117,833       54,621,053

Distributions to Limited Partners ($1.20  per Unit)                            (14,999,226)                     (14,999,226)
Net income                                                                       5,146,584          51,986        5,198,570
                                                          ---------------- ---------------- --------------- ----------------
Balance December 31, 1999                                      12,497,000      $44,650,578       $ 169,819      $44,820,397
                                                          ================ ================ =============== ================



                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


Operating activities:                                                           1999            1998             1997
                                                                                ----            ----             ----
Net income                                                                     $ 5,198,570     $ 4,861,233      $ 1,813,431
Adjustment to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization                                               7,935,060      11,830,276       13,503,318
     Provision for losses and impairments                                                -          55,409        1,701,102
     Provision for doubtful accounts                                                     -               -          100,605
     Leveraged lease income                                                        (99,758)       (109,769)        (107,494)
     Gain on sales of assets                                                    (1,291,920)     (1,050,907)        (345,340)
     Changes in operating assets and liabilities:
         Accounts receivable                                                      (722,261)        143,895          695,452
         Other receivables                                                               -         221,000         (482,653)
         Other assets                                                                    -               -           10,000
         Accounts payable, General Partner                                        (100,296)       (100,330)          22,010
         Accounts payable, other                                                    11,062         113,701          (49,861)
         Accrued interest payable                                                    3,003        (115,390)         (13,239)
         Unearned lease income                                                    (454,492)       (133,239)        (301,211)
                                                                           ---------------- --------------- ----------------
Net cash provided by operating activities                                       10,478,968      15,715,879       16,546,120

Investing activities:
Proceeds from sales of assets                                                    5,186,472      13,675,178        3,136,926
Reduction of net investment in direct financing leases                           2,160,238       3,019,154        4,476,163
Purchases of equipment on operating leases                                        (176,848)              -         (286,404)
Decrease of net investment in leveraged leases                                           -         391,167                -
Purchases of equipment on direct financing leases                                        -               -          (33,023)
                                                                           ---------------- --------------- ----------------
Net cash provided by investing activities                                        7,169,862      17,085,499        7,293,662

Financing activities:
Distributions to Limited Partners                                              (14,999,226)    (14,854,419)     (13,744,875)
Repayments of non-recourse debt                                                 (7,192,484)    (10,807,277)      (8,175,254)
Repayments of borrowings under line of credit                                   (1,000,000)              -      (10,171,190)
Borrowings under line of credit                                                          -       1,000,000          250,000
Proceeds of non-recourse debt                                                            -               -        6,817,451
                                                                           ---------------- --------------- ----------------
Net cash used in financing activities                                          (23,191,710)    (24,661,696)     (25,023,868)
                                                                           ---------------- --------------- ----------------

Net (decrease) increase in cash and cash equivalents                            (5,542,880)      8,139,682       (1,184,086)
Cash and cash equivalents at beginning of period                                 8,872,945         733,263        1,917,349
                                                                           ---------------- --------------- ----------------
Cash and cash equivalents at end of period                                     $ 3,330,065     $ 8,872,945        $ 733,263
                                                                           ================ =============== ================

Supplemental disclosures of cash flow information:
Cash paid during the year for interest                                         $ 2,052,472     $ 2,854,135      $ 3,613,015
                                                                           ================ =============== ================

Schedule of non-cash transactions:
Direct financing lease assets reclassified to other receivables                  $ 314,608       $ 834,127        $ 482,653
                                                                           ================ =============== ================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


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

The Partnership's business consists of leasing various types of equipment. As of December 31, 1999, the original terms of the leases ranged from two months to twenty years.

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

                                DECEMBER 31, 1999


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

The tax basis of the Partnership's net assets and liabilities varies from the amounts presented in these financial statements (unaudited):

                                                   1999             1998
                                                   ----             ----
   Financial statement basis of net assets       $ 44,820,397      $54,621,053
   Tax basis of net assets                         30,533,830       38,059,569
                                              ---------------- ----------------
   Difference                                    $ 14,286,567      $16,561,484
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

The following reconciles the net income reported in these financial statements to the loss reported on the Partnership's federal tax return (unaudited):

                                                 1999            1998             1997
                                                 ----            ----             ----
   Net income per financial statements          $ 5,198,570     $ 4,861,233      $ 1,813,431
   Adjustment to depreciation expense            (2,790,702)     (5,867,514)     (12,174,736)
   Adjustments to revenues                        5,065,619      16,854,379        7,646,478
   Provision for doubtful accounts                        -               -          100,605
   Provision for losses and impairments                   -          55,409        1,701,102
                                            ---------------- --------------- ----------------
   Net income (loss) per federal tax return     $ 7,473,487    $ 15,903,507       $ (913,120)
                                            ================ =============== ================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


2.  Summary of significant accounting policies (continued):

Credit Risk:

Financial   instruments   which   potentially   subject   the   Partnership   to
concentrations of credit risk include cash and cash equivalents, accounts receivable and other receivables. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases. See Note 7 for a description of lessees by industry as of December 31, 1999. See Note 10 for a description of the Partnership's other receivables as of December 31, 1999.

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

Reclassifications:

Certain  1998   balances  have  been   reclassified   to  conform  to  the  1999
presentation.


3.  Investments in equipment and leases:

As of December 31, 1999, the Partnership's investments in equipment and leases consist of the following:

                                                                             Depreciation
                                                                             Expense or       Reclass-
                                                                            Amortization    ifications or
                                                               1998           of Leases     Dispositions         1999
                                                               ----           ---------    --------------        ----
Net investment in operating leases                           $ 54,308,897     $ (7,490,522)   $ (2,863,342)     $43,955,033
Net investment in direct financing leases                      17,631,304       (2,160,238)       (501,532)      14,969,534
Net investment in leveraged leases                              2,628,378           99,758        (605,051)       2,123,085
Assets held for sale or lease                                     217,819                -        (212,811)           5,008
Residual value interests                                          835,759                -               -          835,759
Reserve for losses and impairments                             (2,254,809)               -               -       (2,254,809)
Initial direct costs, net of accumulated amortization
   of $1,805,948 in 1999 and $2,268,110 in 1998                 1,386,021         (444,538)        (26,424)         915,059
                                                          ---------------- ---------------- --------------- ----------------
                                                             $ 74,753,369     $ (9,995,540)   $ (4,209,160)     $60,548,669
                                                          ================ ================ =============== ================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


3.  Investments in equipment and leases (continued):

Operating leases:

Property on operating leases consists of the following as of December 31, 1998, additions and dispositions during 1999 and as of December 31, 1999:

                                                                   Reclass-
                                                                 ifications or
                                    1998           Additions     Dispositions         1999
                                    ----           ---------    --------------        ----
Transportation                    $ 43,582,225                       $ (784,039)     $42,798,186
Construction                        15,603,111                         (203,875)      15,399,236
Materials handling                   9,324,247                       (1,687,939)       7,636,308
Mining                              12,378,185                       (5,396,387)       6,981,798
Furniture and fixtures               4,820,519                         (111,193)       4,709,326
Manufacturing                        3,475,585                                -        3,475,585
Office automation                    1,658,558                       (1,512,832)         145,726
Printing                             2,325,000                       (2,325,000)               -
Food processing                      1,643,101                       (1,643,101)               -
                               ---------------- ---------------- --------------- ----------------
                                    94,810,531                      (13,664,366)      81,146,165
Less accumulated depreciation      (40,501,634)    $ (7,490,522)     10,801,024      (37,191,132)
                               ---------------- ---------------- --------------- ----------------
                                  $ 54,308,897     $ (7,490,522)   $ (2,863,342)     $43,955,033
                               ================ ================ =============== ================

Direct financing leases:

As of December 31, 1999, investment in direct financing leases consists of railroad auto racks, railroad tank cars and retail store fixtures. The following lists the components of the Partnership's investment in direct financing leases as of December 31, 1999 and 1998:

                                                                  1999            1998
                                                                  ----            ----
Total minimum lease payments receivable                          $16,142,453    $ 20,393,209
Estimated residual values of leased equipment (unguaranteed)       5,304,034       5,505,466
                                                             ---------------- ---------------
Investment in direct financing leases                             21,446,487      25,898,675
Less unearned income                                              (6,476,953)     (8,267,371)
                                                             ---------------- ---------------
Net investment in direct financing leases                        $14,969,534    $ 17,631,304
                                                             ================ ===============

All of the property on leases was acquired in the years 1993 through 1997.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


3.  Investments in equipment and leases (continued):

At December 31, 1999, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows:

                                         Direct
       Year ending      Operating       Financing
       December 31,      Leases          Leases            Total
       ------------      ------          ------            -----
               2000      $ 8,145,394     $ 3,722,038      $11,867,432
               2001        5,429,659       3,114,032        8,543,691
               2002        3,574,219       2,766,273        6,340,492
               2003        1,713,606         909,333        2,622,939
               2004          568,585         622,852        1,191,437
         Thereafter        5,460,812       5,007,925       10,468,737
                     ---------------- --------------- ----------------
                        $ 24,892,275    $ 16,142,453      $41,034,728
                     ================ =============== ================

Leveraged leases:

As of December 31, 1999, investment in leveraged leases consists of materials handling equipment. The following lists the components of the Partnership's investment in leveraged leases as of December 31, 1999 and 1998:

                                                                                1999            1998
                                                                                ----            ----
Aggregate rentals receivable                                                   $ 1,529,332     $ 2,664,516
Less aggregate principal and interest payable on non-recourse loans               (611,503)     (1,355,461)
Estimated residual value of leased assets                                        1,356,686       1,570,511
Less unearned income                                                              (151,430)       (251,188)
                                                                           ---------------- ---------------
Net investment in leveraged leases                                             $ 2,123,085     $ 2,628,378
                                                                           ================ ===============

Reserves for losses and impairments:

Activity in the reserve for losses and impairments consists of the following:

                           Balance 12/31/96                     $ 498,298
                           Provision                            1,701,102
                                                          ----------------
                           Balance 12/31/97                     2,199,400
                           Provision                               55,409
                                                          ----------------
                           Balance 12/31/98                     2,254,809
                           Provision                                    -
                                                          ----------------
                           Balance 12/31/99                   $ 2,254,809
                                                          ================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


4.  Non-recourse debt:

At December 31, 1999, non-recourse debt, other than that related to leveraged leases which is accounted for as a part of the net investment in leveraged leases, consists of notes payable to financial institutions. The notes are due in varying monthly, quarterly and semi-annual payments. Interest on the notes is at rates from 6.6% to 10.7%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 1999, the carrying value of the pledged assets is approximately $33,789,842. The notes mature from 2000 through 2015.

Future minimum payments of non-recourse debt are as follows:

            Year ending
            December 31,    Principal       Interest           Total
            ------------    ---------       --------           -----
                   2000      $ 5,709,333     $ 1,495,656      $ 7,204,989
                   2001        4,575,203       1,057,560        5,632,763
                   2002        2,915,879         699,261        3,615,140
                   2003          709,048         553,832        1,262,880
                   2004          453,006         513,642          966,648
             Thereafter        7,776,170       2,917,357       10,693,527
                         ---------------- --------------- ----------------
                            $ 22,138,639     $ 7,237,308      $29,375,947
                         ================ =============== ================


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

                                DECEMBER 31, 1999


5.  Related party transactions (continued):

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements pursuant to the Limited Partnership Agreement as follows during 1999, 1998 and 1997:

                                                                                      1999            1998             1997
                                                                                      ----            ----             ----
Incentive  management  fees  (computed  as  5% of  distributions  of  cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees  (computed as 5% of gross revenues from  operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited Partnership Agreement).                     $ 1,022,381     $ 1,318,373      $ 1,647,388


Administrative costs reimbursed to General Partner                                       355,881         422,293          405,886
                                                                                 ---------------- --------------- ----------------
                                                                                     $ 1,378,262     $ 1,740,666      $ 2,053,274
                                                                                 ================ =============== ================


6.  Partners' capital:

As of December 31, 1999 and 1998, 12,497,000 Units were issued and outstanding (in addition to the Units issued to the Initial Limited Partners). The Partnership is authorized to issue up to 12,500,000 Units of Limited Partnership interest in addition to those issued to the initial Limited Partners.

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

                                DECEMBER 31, 1999


7.  Concentration of credit risk and major customers:

The Partnership leases equipment to lessees in diversified industries. Leases are subject to the General Partner's credit committee review. The leases provide for the return of the equipment upon default.

As of December 31, 1999, 1998 and 1997, there were concentrations (greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

                                        1999            1998             1997
                                        ----            ----             ----
    Rail transportation                  26%             21%              25%
    Petroleum and coal products          14%              *               10%
    Mining                               13%             14%              15%

                   * Less than 10%.

During 1999, no customers comprised in excess of 10% of the Partnership's revenues from leases. During 1998, two customers comprised 14% and 11% of the Partnership's revenues from leases. During 1997, two customers comprised 19% and 14% of the Partnership's revenues from leases.


8.  Line of credit:

The Partnership participates with the General Partner and certain of its Affiliates in a $95,000,000 revolving credit agreement with a group of financial institutions which expires on April 30, 2000. The agreement includes an acquisition facility and a warehouse facility which are used to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the Affiliates, the Partnership and the General Partner.

During 1998, the Partnership borrowed $1,000,000 under the line of credit. There were no repayments on the line of credit during 1998. The balance was repaid in January 1999. Interest on the line of credit is based on either the thirty day LIBOR rate or the bank's prime rate.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of December 31, 1999. At December 31, 1999, $21,857,103 was available under this agreement.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


9.  Fair value of financial instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Cash and cash equivalents:

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

Non-recourse debt:

The fair value of the Partnership's non-recourse debt is estimated using discounted cash flow analyses, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Partnership's non-recourse debt at December 31, 1999 is $20,711,452.

Line of credit:

The  carrying  amount  of  the  Partnership's   variable  rate  line  of  credit
approximates fair value.


10.  Provision for losses and impairments:

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

In October 1997 and 1999, Schwegmann's Giant Supermarkets, one of the Partnership's lessees, defaulted on its lease obligations. The Partnership has sold the assets relating to the defaulted lease obligation. Subsequent to the sales of the assets, the Partnership reclassified the remaining lease investments to other receivables. The book value of the other receivables was $1,410,388 at December 31, 1999 ($1,095,780 at December 31, 1998). The General
Partner has provided for a reserve of $100,605 on the other receivables at December 31, 1999 and 1998.

The net book value of the Partnership's defaulted lease obligation related to Schwegmann's Giant Supermarkets which is classified as an investment in direct finance lease was $603,976 at December 31, 1998 (none at December 31, 1999). The Partnership's provision for losses and impairments for 1997 includes a reserve for the estimated credit exposure related to the remaining lease assets.

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

All of the outstanding capital stock of ATEL Financial Corporation (the General Partner) is held by ATEL Capital Group ("ACG"), a holding company formed to control ATEL and affiliated companies pursuant to a corporate restructuring completed in July 1994. The outstanding capital stock of ATEL Capital Group is owned 73.125% by A. J. Batt and 24.375% by Dean Cash, and was obtained in the restructuring in exchange for their capital interests in ATEL Financial Corporation. The remaining 2.5% is owned by Paritosh K. Choksi.

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

The officers and directors of ATEL Capital Group and its affiliates are as follows:

A. J. Batt                 Chairman of the Board of Directors of ACG, AFC, ALC,
                              AEC, AIS and ASC; President and Chief Executive Officer of ACG, AFC and AEC

Dean L. Cash               Director, Executive Vice President and Chief
                              Operating Officer of ACG, AFC, and AEC; Director, President and Chief Executive Officer of ALC, AIS and ASC

Paritosh K. Choksi         Director, Senior Vice President and Chief Financial
                              Officer of ACG, AFC, ALC, AEC and AIS

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

Barbara F. Medwadowski     Vice President - Syndication of ALC

James A. Kamradt           Director of Pricing and Syndication of ALC

Thomas D. Sbordone         Senior Vice President - Marketing of ALC

Russell H. Wilder          Vice President - Credit of AEC

John P. Scarcella          Vice President of ASC

A. J. Batt, age 63, founded ATEL in 1977 and has been its president and chairman of the board of directors since its inception. From 1973 to 1977, he was employed by GATX Leasing Corporation as manager-data processing and equity placement for the lease underwriting department, which was involved in equipment financing for major corporations. From 1967 to 1973 Mr. Batt was a senior technical representative for General Electric Corporation, involved in sales and support services for computer time-sharing applications for corporations and financial institutions. Prior to that time, he was employed by North American Aviation as an engineer involved in the Apollo project. Mr. Batt received a B.Sc. degree with honors in mathematics and physics from the University of British Columbia in 1961.

Dean L. Cash, age 49, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 46, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix's capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix's portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Donald E. Carpenter, age 51, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 41, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

Carl W. Magnuson, age 56, joined ATEL in 1994 and is vice president - syndication for ALC. Mr. Magnuson is responsible for acquiring third party lease transactions and debt placement. Prior to joining ATEL he was a regional group manager and portfolio sales manager for Bell Atlantic Systems Leasing for 10 years. From 1983 to 1984 he was vice president and chief financial officer of the Handi-Kup Company, a plastics manufacturer, and from 1981 to 1982 he was controller for the Cyclotron Corporation, engaged in nuclear medicine research and development. From 1978 to 1981 he was executive vice president of Shannon Financial Corporation, a middle market leasing corporation. From 1975 to 1978 he was a deputy program manager for the Watkins Johnson Company. From 1968 to 1973 Mr. Magnuson was an engineering duty officer in the U. S. Navy. Mr. Magnuson received a B.S. in Engineering Science and an M.S. in applied mathematics from the Rensselaer Polytechnic Institute, an M.S. in industrial engineering/operations research from Stanford University, and an M.B.A. from the University of California at Berkeley.

Barbara F. Medwadowski, age 60, joined ATEL in 1997 and is vice president - syndication for ALC. Ms. Medwadoski is responsible for acquiring third party lease transactions. Prior to joining ATEL, she was a syndications manager for Mellon US Leasing (successor to USL Capital and U.S. Leasing Corporation) for nine years. From 1985 to 1987, she was a vice president with Great Western Leasing where she acquired lease and loan transactions from intermediaries. From 1982 through 1984, she was a portfolio manager with U.S. Leasing Corporation. Ms. Medwadowski received an M.B.A. degree from the University of California at Berkeley in 1982. From 1964 through 1979, she was a senior researcher in lipids and lipoproteins at the University of California at Berkeley. In 1964, she earned an M.S. degree in nutrition and in 1961 a B.S. degree in child development, each from the University of California at Berkeley.

James A. Kamradt, age 38, director of pricing and syndication for ALC, joined ATEL in 1997. Mr. Kamradt is involved in the pricing of lease transactions and the placement of debt to leverage certain transactions. From 1985 to 1997, Mr. Kamradt managed his own private consulting business, providing underwriting and operational services for numerous leasing companies. Prior to that, Mr. Kamradt was the national operations officer for the computer leasing division of Phoenix American; and regional credit manager for Dana Commercial Credit Corporation. Mr. Kamradt received a B.S. from Michigan Technological University's Engineering School of Business, and an M.B.A. from Haas School of Business of the University of California, Berkeley.

Thomas D. Sbordone, age 41, senior vice president - marketing for ALC, joined ATEL in 1993, as a regional vice president in the northeastern United States. Mr. Sbordone is currently responsible for new business development within the eastern U.S., including management of filed sales personnel and directly interfacing with ATEL's existing and prospective clients to achieve the company's lease investment objectives. Prior to joining ATEL, Mr. Sbordone was employed, from 1985, by American Finance Group, a Boston-based equipment lessor. While there, Mr. Sbordone's various responsibilities involved lease origination of vendor finance relationships. Mr. Sbordone earned a B.S., with honors, in finance and marketing from Northeastern University, and has attended Bentley College Graduate School of Business.

Russell H. Wilder, age 45, joined ATEL in 1992 as vice president of ATEL Business Credit, a wholly-owned subsidiary of ACG. Immediately prior to joining ATEL, Mr. Wilder was a personal property broker specializing in equipment leasing and financing and an outside contractor in the areas of credit and collections. From 1985 to 1990 he was vice president and manager of leasing for Fireside Thrift Co., a Teledyne subsidiary, and was responsible for all aspects of setting up and managing the department, which operated as a small ticket lease funding source. From 1983 to 1985 he was with Wells Fargo Leasing Corporation as assistant vice president in the credit department where he oversaw all credit analysis on transactions in excess of $2 million. From 1978 to 1983 he was district credit manager with Westinghouse Credit Corporation's Industrial Group and was responsible for all non-marketing operations of various district offices. Mr. Wilder holds a B.S. with honors in agricultural economics and business management from the University of California, Davis. He has been awarded the Certified Lease Professional designation by the Western Association of Equipment Lessors.

John P. Scarcella, age 38, joined ATEL Securities as vice president in 1992. He is involved in the marketing of securities offered by ASC. Prior to joining ASC, from 1987 to 1991, he was employed by Lansing Pacific Fund, a real estate investment trust in San Mateo, California and acted as director of investor relations. From 1984 to 1987, Mr. Scarcella acted as broker dealer representative for Lansing Capital Corporation, where he was involved in the marketing of direct participation programs and REITs. Mr. Scarcella received a B.S.C. degree with emphasis in investment finance in 1983 and an M.B.A. degree with a concentration in marketing in 1991 from Santa Clara University.


Item 11.  EXECUTIVE COMPENSATION

The registrant is a Limited Partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the General Partner and their affiliates. The amount of such remuneration paid for the years ended December 31, 1999, 1998 and 1997 is set forth in Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 5 thereof, which information is hereby incorporated by reference.

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

Equipment Re-lease Fee

As compensation for providing re-leasing services, the General Partner is entitled to receive fees equal to 2% of the gross rentals or the comparable competitive rate for such services relating to comparable equipment, whichever is less, derived from the re-lease provided that (i) the General Partner or their affiliates have and will maintain adequate staff to render such services to the Partnership, (ii) no such re-lease fee is payable in connection with the re-lease of equipment to a previous lessee or its affiliates, (iii) the General Partner or its affiliates have rendered substantial re-leasing services in connection with such re-lease and (iv) the General Partner or its affiliates are compensated for rendering equipment management services. To date, none have been accrued or paid.

General Partner's Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 99% to the Limited Partners and 1% to the general partner. See the statements of income included in
Item 8 of this report for the amounts allocated to the general and Limited Partners in 1999, 1998 and 1997.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 1999 no investor is known to the Partnership to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The shareholders of the General Partner are beneficial owners of Limited Partnership Units as follows:

           (1)                                  (2)                              (3)                              (4)
                                                Name and Address of             Amount and Nature of            Percent
      Title of Class                             Beneficial Owner               Beneficial Ownership           of Class
      --------------                             ----------------               --------------------           --------

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


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to Item 1 of this report under the caption "Equipment Leasing Activities," Item 8 of this report under the caption "Financial Statements and Supplemental Data - Notes to the Financial Statements - Related party transactions" at Note 5 thereof, and Item 11 of this report under the caption "Executive Compensation," are hereby incorporated by reference.


                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

                       (a) Financial Statements and Schedules
                       1.  Financial Statements
                           Included in Part II of this report:
                           Report of Independent Auditors
                           Balance Sheets at December 31, 1999 and 1998
                           Statements of Income for the years ended December 31,
                              1999,   1998  and  1997
                           Statements  of  Changes  in Partners'  Capital for
                              the years ended  December  31, 1999, 1998 and 1997
                           Statements of Cash Flows for the years ended December
                              31, 1999, 1998 and 1997
                           Notes to Financial Statements

                       2.  Financial Statement Schedules
                           All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                       (b) Reports on Form 8-K for the fourth quarter of 1999
                           None

                       (c) Exhibits (3) and (4) Agreement of Limited
                           Partnership, included as Exhibit B to Prospectus (Exhibit 28.1), is incorporated herein by reference to the Report on Form 10K for the period ended December 31, 1993 (File No. 33-53162)

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                    Date:  3/22/2000

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


        SIGNATURE                 CAPACITIES                            DATE



      /s/ A. J. Batt     President, Chairman and Chief Executive       3/22/2000
------------------------  Officer of ATEL Financial Corporation
        A. J. Batt




       /s/ Dean Cash     Executive Vice President and director of      3/22/2000
------------------------  ATEL Financial Corporation
        Dean Cash





  /s/ Paritosh K. Choksi Principal financial officer of registrant;    3/22/2000
------------------------  principal financial officer and director
    Paritosh K. Choksi    of ATEL Financial Corporation





 /s/ Donald E. Carpenter Principal accounting officer of registrant; 3/22/2000 ------------------------ principal accounting officer of ATEL
     Donald E. Carpenter  Financial Corporation





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