Form 10-Q
period 2000-03-31
ATEL CASH DISTRIBUTION FUND V L P
filed 2000-05-12
CIK 892875

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                         For the quarterly period ended March 31, 2000

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

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                 BALANCE SHEETS

                      MARCH 31, 2000 AND DECEMBER 31, 1999
                                   (Unaudited)


                                     ASSETS

                                                            2000                1999
                                                            ----                ----
Cash and cash equivalents                                    $ 3,298,255        $3,330,065

Accounts receivable                                            2,031,866         2,772,627

Notes receivable, net of allowance for doubtful
   account of $100,605 in 2000 and 1999                        1,309,783         1,309,783

Investments in leases                                         56,777,067        60,548,669
                                                    --------------------- -----------------
Total assets                                                $ 63,416,971       $67,961,144
                                                    ===================== =================

                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                            $20,436,801       $22,138,639
Accounts payable:
   Equipment purchases                                             1,352             1,352
   General Partner                                               140,853           117,089
   Other                                                         371,863           359,831
Accrued interest expense                                          97,180           107,182
Unearned operating lease income                                  272,985           416,654
                                                    --------------------- -----------------
Total liabilities                                             21,321,034        23,140,747
Partners' capital:
     General Partner                                             180,054           169,819
     Limited Partners                                         41,915,883        44,650,578
                                                    --------------------- -----------------
Total partners' capital                                       42,095,937        44,820,397
                                                    --------------------- -----------------
Total liabilities and partners' capital                     $ 63,416,971       $67,961,144
                                                    ===================== =================


                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                INCOME STATEMENTS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2000 AND 1999
                                   (Unaudited)

Revenues:                                                         2000                1999
                                                                  ----                ----
   Leasing activities:
      Operating leases                                             $ 2,811,074        $3,822,254
      Direct financing leases                                          390,128           465,314
      Leveraged leases                                                   2,410            24,939
      Gain on sales of assets                                          150,078           533,075
Interest income                                                         39,164            69,531
Other                                                                    5,285             2,458
                                                          --------------------- -----------------
                                                                     3,398,139         4,917,571
Expenses:
Depreciation and amortization                                        1,679,517         2,235,987
Interest expense                                                       338,024           566,679
Equipment and incentive management fees to General Partner             115,923           311,681
Railcar maintenance                                                     94,576                 -
Administrative cost reimbursements to General Partner                   72,350            43,402
Other                                                                   53,240            (2,132)
Professional fees                                                       20,978            11,043
                                                          --------------------- -----------------
                                                                     2,374,608         3,166,660
                                                          --------------------- -----------------
Net income                                                         $ 1,023,531        $1,750,911
                                                          ===================== =================

Net income:
   General Partner                                                    $ 10,235          $ 17,509
   Limited Partners                                                  1,013,296         1,733,402
                                                          --------------------- -----------------
                                                                   $ 1,023,531        $1,750,911
                                                          ===================== =================

Net income per Limited Partnership Unit                                 $ 0.08            $ 0.14
Weighted average number of Units outstanding                        12,497,000        12,497,000

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                               THREE MONTH PERIOD
                              ENDED MARCH 31, 2000
                                   (Unaudited)

                                                   Limited Partners        General
                                       Units            Amount             Partner              Total
Balance December 31, 1999               12,497,000      $44,650,578             $ 169,819       $44,820,397
Distributions to limited partners                        (3,747,991)                             (3,747,991)
Net income                                                1,013,296                10,235         1,023,531
                                  ----------------- ---------------- --------------------- -----------------
Balance March 31, 2000                  12,497,000      $41,915,883             $ 180,054       $42,095,937
                                  ================= ================ ===================== =================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                            STATEMENTS OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2000 AND 1999


Operating activities:                                         2000                1999
                                                              ----                ----
Net income                                                     $ 1,023,531        $1,750,911
Adjustment to reconcile net income to cash
   provided by operating activities:
   Depreciation and amortization                                 1,679,517         2,235,987
   Gain on sales of lease assets                                  (150,078)         (533,075)
   Leveraged lease income                                           (2,410)          (24,939)
   Changes in operating assets and liabilities:
      Accounts receivable                                          740,761           403,635
      Accounts payable, General Partner                             23,764            90,561
      Accounts payable, other                                       12,032           370,802
      Accrued interest expense                                     (10,002)           (8,768)
      Unearned operating lease income                             (143,669)          (51,885)
                                                      --------------------- -----------------
Net cash provided by operations                                  3,173,446         4,233,229
                                                      --------------------- -----------------

Investing activities:
Proceeds from sales of lease assets                              2,085,860         1,667,311
Reduction of net investment in direct financing leases             153,893           547,161
Reduction of net investment in leveraged leases                      4,820           280,719
Purchases of assets on operating leases                                  -           (88,248)
                                                      --------------------- -----------------
Net cash provided by investing activities                        2,244,573         2,406,943
                                                      --------------------- -----------------

Financing activities:
Distributions to Limited Partners                               (3,747,991)       (3,749,391)
Repayments of non-recourse debt                                 (1,701,838)       (2,014,905)
Repayments of borrowings under line of credit                            -        (1,000,000)
                                                      --------------------- -----------------
Net cash used in financing activities                           (5,449,829)       (6,764,296)
                                                      --------------------- -----------------

Net decrease in cash and cash equivalents                          (31,810)         (124,124)

Cash and cash equivalents at beginning of period                 3,330,065         8,872,945
                                                      --------------------- -----------------
Cash and cash equivalents at end of period                     $ 3,298,255        $8,748,821
                                                      ===================== =================
Supplemental disclosures of cash flow information:
Cash paid during the period for interest                         $ 348,026         $ 575,447
                                                      ===================== =================






                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                                   (Unaudited)


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


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                           Depreciation
                                                            Balance        Expense and                               Balance
                                                          December 31,     Amortization     Reclassifications       March 31,
                                                              1999          of Leases         & Dispositions           2000
                                                              ----          ---------         --------------           ----
Net investment in operating leases                          $ 43,955,033     $ (1,609,507)         $ (4,220,934)      $38,124,592
Net investment in direct financing leases                     14,969,534         (153,893)             (472,061)       14,343,580
Net investment in leveraged leases                             2,123,085           (2,410)             (334,581)        1,786,094
Residual value interests                                         835,759                -                     -           835,759
Assets held for sale or lease                                      5,008                -             3,091,794         3,096,802
Reserve for losses                                            (2,254,809)               -                     -        (2,254,809)
Initial direct costs, net of accumulated
   amortization of $1,805,948 in 1999 and
   $1,781,482 in 2000                                            915,059          (70,010)                    -           845,049
                                                        ----------------- ---------------- --------------------- -----------------
                                                            $ 60,548,669     $ (1,835,820)         $ (1,935,782)      $56,777,067
                                                        ================= ================ ===================== =================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                                   (Unaudited)


3.  Investment in leases (continued):

Property on operating leases consists of the following:

                                  Balance                                                  Balance
                                December 31,                      Reclassifications       March 31,
                                    1999         Depreciation       & Dispositions           2000
                                    ----         ------------       --------------           ----
Transportation                    $ 42,798,186                           $ (3,657,042)      $39,141,144
Construction                        15,399,236                             (2,033,221)       13,366,015
Materials handling                   7,636,308                               (564,941)        7,071,367
Mining                               6,981,798                             (1,880,826)        5,100,972
Furniture and fixtures               4,709,326                                      -         4,709,326
Manufacturing                        3,475,585                                      -         3,475,585
Office automation                      145,726                                      -           145,726
                              ----------------- ---------------- --------------------- -----------------
                                    81,146,165                             (8,136,030)       73,010,135
Less accumulated depreciation      (37,191,132)    $ (1,609,507)            3,915,096       (34,885,543)
                              ----------------- ---------------- --------------------- -----------------
                                  $ 43,955,033     $ (1,609,507)         $ (4,220,934)      $38,124,592
                              ================= ================ ===================== =================

All of the property on leases was acquired in 1993, 1994, 1995, 1996 and 1997.

At March 31, 2000, the aggregate amounts of future minimum lease payments are as follows:

                                              Direct
          Year ending      Operating        Financing
         December 31,        Leases           Leases              Total
         ------------        ------           ------              -----
                 2000         $6,408,903       $2,712,365           $ 9,121,268
                 2001          5,428,744        3,114,032             8,542,776
                 2002          3,574,219        2,766,273             6,340,492
                 2003          1,713,606        2,707,734             4,421,340
                 2004            568,585          622,852             1,191,437
           Thereafter          5,460,811        3,209,525             8,670,336
                        ----------------- ---------------- ---------------------
                            $ 23,154,868      $15,132,781          $ 38,287,649
                        ================= ================ =====================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                                   (Unaudited)


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 6.7% to 10.53%.

Future minimum principal payments of non-recourse debt are as follows:

          Year ending
         December 31,      Principal         Interest             Total
         ------------      ---------         --------             -----
                 2000         $4,007,495       $1,147,630           $ 5,155,125
                 2001          4,575,203        1,057,560             5,632,763
                 2002          2,915,879          699,261             3,615,140
                 2003            709,048          553,832             1,262,880
                 2004            453,006          513,642               966,648
           Thereafter          7,776,170        2,917,357            10,693,527
                        ----------------- ---------------- ---------------------
                            $ 20,436,801       $6,889,282          $ 27,326,083
                        ================= ================ =====================


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

                                 MARCH 31, 2000
                                   (Unaudited)


5.  Related party transactions (continued):

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                                                     2000                1999
                                                                                     ----                ----

Incentive  management  fees  (computed  as  5% of  distributions  of  cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees  (computed as 5% of gross revenues from  operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases,  as defined in the Limited  Partnership  Agreement).                     $ 115,923          $311,681


Administrative costs reimbursed to General Partner                                         72,350            43,402
                                                                                ------------------ -----------------
                                                                                        $ 188,273         $ 355,083
                                                                                ================== =================


6. Partner's capital:

As of March 31, 2000, 12,497,000 Units of Limited Partnership (Units) interest were issued and outstanding (including the 50 Units issued to the initial Limited Partners). The Partnership is authorized to issue up to 12,500,000 Units in addition to those issued to the initial Limited Partners.

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

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                                   (Unaudited)


7.  Line of credit:

The Partnership participates with the General Partner and certain of its Affiliates in a $95,000,000 revolving credit agreement with a group of financial institutions which expires on July 28, 2000. The agreement includes an acquisition facility and a warehouse facility which are used to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the Affiliates, the Partnership and the General Partner.

From July 1, 2000 through July 28, 2000, the maximum available under the line of credit shall be the then current balance or $85,000,000, which ever is less.

The Partnership had no borrowings under the agreement at March 31, 2000.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of March 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

In 2000 and 1999, the Partnership's primary source of cash was operating lease rents. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases and proceeds from asset sales exceed expenses, and decreasing as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases and proceeds from sales of assets.

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

The Partnership participates with the General Partner and certain of its affiliates in a $95,000,000 revolving line of credit with a financial institution. The line of credit expires on July 28, 2000. From July 1, 2000 through July 28, 2000, the maximum available under the line of credit shall be the then current balance or $85,000,000, which ever is less.

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

As of March 31, 2000, the Partnership had borrowed $58,317,911 on a non-recourse basis with remaining unpaid balances of $20,436,801. Borrowings are to be generally non-recourse to the Partnership, that is, the only recourse of the lender upon a default by the lessee on the underlying lease will be to the equipment or corresponding lease acquired with the loan proceeds. The General Partner expects that aggregate borrowings in the future will not exceed 40% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. As of March 31, 2000, the Partnership had no such commitments.

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

Cash Flows

In both 2000 and 1999, the Partnership's primary operating source of cash was revenues from operating leases. Operating lease revenues decreased by $1,011,180, primarily as a result of sales of operating lease assets over the last year.

In 2000 and 1999, the Partnership's primary source of cash flows from investing activities was proceeds from sales of lease assets. Rents on direct financing and leveraged leases (accounted for as reductions in the net investment in such leases) also provided cash in both 2000 and 1999.

In 2000 and 1999, the single largest financing use of cash was distributions to limited partners. The amount of such distributions did not change significantly. There were no sources of cash from financing activities in either year. As a result of scheduled debt payments, certain notes have been paid off. This has led to an overall reduction in the amounts of cash used to repay debt compared to 1999.


Results of operations

Operations resulted in net income of $1,023,531 in 2000 compared to $1,750,911 in 1999.

Operating lease revenues (and the related depreciation expense) have decreased as a result of sales of assets over the last year. Direct financing lease revenues have decreased due to the same cause.

As scheduled debt payments have been made, debt balances have been reduced. This caused interest expense to decrease by $228,655 compared to 1999.

Sales of lease assets decreased in the first quarter of 2000 compared to the same period in 1999. Gains recognized on these sales decreased from $533,075 in 1999 to $150,078 in 2000.

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

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

                     (a)Documents filed as a part of this report

                     1.  Financial Statements

                         Included in Part I of this report:

                         Balance Sheets, March 31, 2000 and December 31, 1999.

                         Statements of income for the three month periods ended March 31, 2000 and 1999.

                         Statement of changes in partners' capital for the three month period ended March 31, 2000.

                         Statements of cash flows for the three month periods ended March 31, 2000 and 1999.

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

Date:
May 12, 2000

                       ATEL CASH DISTRIBUTION FUND V, L.P.
                                  (Registrant)



              By: ATEL Financial Corporation
                  General Partner of Registrant




                               By:   /s/ A. J. Batt
                                     ----------------------------------
                                     A. J. Batt
                                     President and Chief Executive Officer
                                     of General Partner




                               By:   /s/ Dean L. Cash
                                     ----------------------------------
                                      Dean L. Cash
                                     Executive Vice President
                                     of General Partner




              By: /s/ Paritosh K. Choksi
                  ------------------------------------
                  Paritosh K. Choksi
                  Principal financial officer
                  of registrant




              By: /s/ Donald E. Carpenter
                  ------------------------------------
                  Donald E. Carpenter
                  Principal accounting
                  officer of registrant