Form 10-Q
period 2000-06-30
ATEL CASH DISTRIBUTION FUND V L P
filed 2000-08-14
CIK 892875

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2000

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

                                     Yes |X|
                                     No |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                 BALANCE SHEETS

                       JUNE 30, 2000 AND DECEMBER 31, 1999
                                   (Unaudited)


                                     ASSETS

                                                  2000              1999
                                                  ----              ----
Cash and cash equivalents                         $4,079,353         $3,330,065

Accounts receivable                                2,125,118          2,772,627

Other receivables, net of allowance for
   doubtful accounts of $100,605 in 2000
   and 1999                                        1,150,214          1,309,783

Investments in leases                             52,172,962         60,548,669
                                            ----------------- ------------------
                                                 $59,527,647        $67,961,144
                                            ================= ==================




                       LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                $18,713,190        $22,138,639

Accounts payable
     Other                                           845,253            359,831
     General partner                                 270,226            117,089
     Equipment purchases                               1,352              1,352

Accrued interest expense                              90,499            107,182

Unearned lease income                                271,480            416,654
                                            ----------------- ------------------
Total liabilities                                 20,192,000         23,140,747

Partners' capital:
     General partner                                 189,939            169,819
     Limited partners                             39,145,708         44,650,578
                                            ----------------- ------------------
Total partners' capital                           39,335,647         44,820,397
                                            ----------------- ------------------
Total liabilities and partners' capital          $59,527,647        $67,961,144
                                            ================= ==================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                INCOME STATEMENTS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                     Six Months                        Three Months
                                                   Ended June 30,                     Ended June 30,
                                                   --------------                     --------------
                                               2000             1999              2000              1999
                                               ----             ----              ----              ----
Revenues:
Leasing activities:
   Operating lease revenues                    $5,469,468      $ 7,251,926       $ 2,658,394        $ 3,429,672
   Direct financing leases                        715,939          914,047           325,811            448,733
   Leveraged leases                                44,933           49,879            42,523             24,940
   Gain (loss) on sales of assets                 904,239          492,104           754,161            (40,971)
Interest income                                    62,975          147,177            23,811             77,646
Other                                              14,167           (7,369)            8,882             (9,827)
                                          ---------------- ---------------- ----------------- ------------------
                                                7,211,721        8,847,764         3,813,582          3,930,193
Expenses:
Depreciation and amortization                   3,472,054        4,190,952         1,792,537          1,954,965
Interest                                          716,903        1,091,068           378,879            524,389
Equipment and incentive management fees           491,787          585,207           375,864            273,526
Administrative cost reimbursements                195,594          144,740           123,244            101,338
Railcar maintenance                               138,570                -            43,994                  -
Other                                             115,425          177,239            62,185            179,371
Professional fees                                  69,372           31,856            48,394             20,813
                                          ---------------- ---------------- ----------------- ------------------
                                                5,199,705        6,221,062         2,825,097          3,054,402
                                          ---------------- ---------------- ----------------- ------------------
Net income                                     $2,012,016      $ 2,626,702         $ 988,485          $ 875,791
                                          ================ ================ ================= ==================
Net income:
     General partner                             $ 20,120         $ 26,267           $ 9,885            $ 8,758
     Limited partners                           1,991,896        2,600,435           978,600            867,033
                                          ---------------- ---------------- ----------------- ------------------
                                               $2,012,016      $ 2,626,702         $ 988,485          $ 875,791
                                          ================ ================ ================= ==================
Weighted average number of units
   outstanding                                 12,497,000       12,497,000        12,497,000         12,497,000
Net income per limited partnership unit             $0.16            $0.21             $0.08              $0.07



                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                             SIX MONTH PERIOD ENDED
                                  JUNE 30, 2000
                                   (Unaudited)

                                                 Limited Partners      General
                                      Units           Amount           Partners            Total
Balance December 31, 1999             12,497,000      $44,650,578         $ 169,819       $ 44,820,397
Distributions to limited partners                      (7,496,766)                -         (7,496,766)
Net income                                              1,991,896            20,120          2,012,016
                                 ---------------- ---------------- ----------------- ------------------
Balance June 30, 2000                 12,497,000      $39,145,708         $ 189,939       $ 39,335,647
                                 ================ ================ ================= ==================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                            STATEMENTS OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                                                 Six Months                        Three Months
                                                               Ended June 30,                     Ended June 30,
                                                               --------------                     --------------
                                                           2000             1999              2000              1999
                                                           ----             ----              ----              ----

Operating activities:
Net income                                                 $2,012,016      $ 2,626,702         $ 988,485          $ 875,791
Adjustments to reconcile net income
   to net cash provided by operations
   Leveraged lease income                                     (44,933)         (49,879)          (42,523)           (24,940)
   Depreciation and amortization                            3,472,054        4,190,952         1,792,537          1,954,965
   (Gain) loss on sales of assets                            (904,239)        (492,104)         (754,161)            40,971
Changes in operating assets and liabilities:
      Accounts receivable                                     647,509          309,243           (93,252)           (94,392)
      Accounts payable, general partner                       153,137         (154,047)          129,373           (244,608)
      Accounts payable, other                                 485,422           58,381           473,390           (312,421)
      Accrued interest expense                                (16,683)         (16,333)           (6,681)            (7,565)
      Unearned lease income                                  (145,174)        (196,118)           (1,505)          (144,233)
                                                      ---------------- ---------------- ----------------- ------------------

Net cash provided by operating activities                   5,659,109        6,276,797         2,485,663          2,043,568
                                                      ---------------- ---------------- ----------------- ------------------

Investing activities:
Proceeds from sales of assets                               4,639,702        2,742,607         2,553,842          1,075,296
Reduction in net investment in direct
   financing leases                                         1,213,123          676,176         1,059,230            129,015
Payments received on notes receivable                         159,569                -           159,569                  -
Reduction in net investment in leveraged
   leases                                                           -          323,187            (4,820)            42,468
Purchase of equipment on operating leases                           -         (178,200)                -            (89,952)
                                                      ---------------- ---------------- ----------------- ------------------
Net cash provided by investing
   activities                                               6,012,394        3,563,770         3,767,821          1,156,827
                                                      ---------------- ---------------- ----------------- ------------------

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                                                 Six Months                        Three Months
                                                               Ended June 30,                     Ended June 30,
                                                               --------------                     --------------
                                                           2000             1999              2000              1999
                                                           ----             ----              ----              ----
Financing activities:
Distributions to limited partners                          (7,496,766)      (7,499,740)       (3,748,775)        (3,750,349)
Repayment of non-recourse debt                             (3,425,449)      (3,720,448)       (1,723,611)        (1,705,543)
Repayment of line of credit                                         -       (1,000,000)                -                  -
                                                      ---------------- ---------------- ----------------- ------------------
Net cash used in financing activities                     (10,922,215)     (12,220,188)       (5,472,386)        (5,455,892)
                                                      ---------------- ---------------- ----------------- ------------------

Net increase (decrease) in cash and
   cash equivalents                                           749,288       (2,379,621)          781,098         (2,255,497)
Cash at beginning of period                                 3,330,065        8,872,945         3,298,255          8,748,821
                                                      ---------------- ---------------- ----------------- ------------------
Cash at end of period                                      $4,079,353      $ 6,493,324       $ 4,079,353        $ 6,493,324
                                                      ================ ================ ================= ==================

Supplemental disclosure of cash flow
   information:
Cash paid during the period for interest                    $ 733,586      $ 1,107,401         $ 378,879          $ 524,389
                                                      ================ ================ ================= ==================

Supplemental schedule of non-cash transactions:

Direct financing lease assets reclassified to
   notes receivable                                               $ -        $ 489,616               $ -          $ 489,616
                                                      ================ ================ ================= ==================



                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000
                                   (Unaudited)


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


3. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                         Depreciation
                                                                         Expense or         Reclass-
                                                       December 31,     Amortization      ifications &        June 30,
                                                           1999           of Leases       Dispositions          2000
                                                           ----           ---------     - -------------         ----
Net investment in operating leases                        $43,955,033      $(3,301,232)      $(4,162,118)       $36,491,683
Net investment in direct financing leases                  14,969,534       (1,213,123)       (1,834,365)        11,922,046
Net investment in leveraged leases                          2,123,085           44,933          (684,665)         1,483,353
Residual interests                                            835,759                -                 -            835,759
Reserve for losses                                         (2,254,809)               -                 -         (2,254,809)
Assets held for sale or lease                                   5,008                -         2,945,685          2,950,693
Initial direct costs, net of accumulated
   amortization of $1,805,948 in 1999 and
   $1,811,167 in 2000                                         915,059         (170,822)                -            744,237
                                                    ------------------ ---------------- ----------------- ------------------
                                                          $60,548,669      $(4,640,244)      $(3,735,463)      $ 52,172,962
                                                    ================== ================ ================= ==================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000
                                   (Unaudited)


3. Investments in leases (continued):


The following schedule provides an analysis of the Partnership's investment in property on operating leases by major classifications as of December 31, 1999, acquisitions and dispositions during the quarters ended March 31, 2000 and June 30, 2000 and as of June 30, 2000.

                                                      Reclassifications
                              December 31,             & Dispositions                June 30,
                                  1999          1st Quarter      2nd Quarter           2000
                                  ----          -----------      -----------           ----
Transportation                   $42,798,186      $(3,657,042)      $ 3,261,725       $ 42,402,869
Construction                      15,399,236       (2,033,221)         (750,548)        12,615,467
Materials handling                 7,636,308         (564,941)       (1,503,469)         5,567,898
Furniture and fixtures             4,709,326                -                 -          4,709,326
Manufacturing                      3,475,585                -                 -          3,475,585
Mining                             6,981,798       (1,880,826)       (1,748,000)         3,352,972
Office automation                    145,726                -          (145,726)                 -
                             ---------------- ---------------- ----------------- ------------------
                                  81,146,165       (8,136,030)         (886,018)        72,124,117
Less accumulated depreciation    (37,191,132)       2,305,589          (746,891)       (35,632,434)
                             ---------------- ---------------- ----------------- ------------------
                                 $43,955,033      $(5,830,441)      $(1,632,909)      $ 36,491,683
                             ================ ================ ================= ==================

All of the property on operating leases was acquired during 1993, 1994, 1995, 1996 and 1997.

At June 30, 2000, the aggregate amounts of future minimum lease payments are as follows:

          Year ending       Direct
         December 31,      Financing        Operating          Total
         ------------      ---------        ---------          -----
                 2000        $1,449,468      $ 4,490,991       $ 5,940,459
                 2001         2,473,232        5,613,833         8,087,065
                 2002         2,125,473        3,676,953         5,802,426
                 2003           428,733        1,561,369         1,990,102
                 2004           622,851          568,585         1,191,436
           Thereafter         5,007,927        5,460,813        10,468,740
                        ---------------- ---------------- -----------------
                            $12,107,684      $21,372,544      $ 33,480,228
                        ================ ================ =================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000
                                   (Unaudited)


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 6.33% to 10.53%.

Future minimum principal payments of non-recourse debt are as follows:

          Year ending
         December 31,      Principal        Interest           Total
         ------------      ---------        --------           -----
                 2000        $2,319,823        $ 674,317       $ 2,994,140
                 2001         4,573,204        1,063,001         5,636,205
                 2002         2,915,879          700,193         3,616,072
                 2003           709,048          553,832         1,262,880
                 2004           453,006          513,642           966,648
           Thereafter         7,742,230        2,917,355        10,659,585
                        ---------------- ---------------- -----------------
                            $18,713,190      $ 6,422,340      $ 25,135,530
                        ================ ================ =================


5.  Related party transactions:

The terms of the  Agreement  of Limited  Partnership  provide  that the  General
Partner and/or Affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Partnership.

The General Partner and/or Affiliates earned the following fees and commissions, pursuant to the Agreement of Limited Partnership during the six month periods ended June 30, 2000 and 1999 as follows:

                                                 2000              1999
                                                 ----              ----
Equipment  and  incentive management fees        $ 491,787          $ 585,207

Reimbursement of administrative costs              195,594            144,740
                                          ----------------- ------------------
                                                  $687,381           $729,947
                                          ================= ==================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000
                                   (Unaudited)


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


7.  Line of credit:

The Partnership participates with the General Partner and certain of its Affiliates in a $77,500,000 revolving credit agreement with a group of financial institutions which expires on July 28, 2001. The agreement includes an acquisition facility and a warehouse facility which are used to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the Affiliates, the Partnership and the General Partner.

At June 30, 2000, the Partnership had no borrowings under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of June 30, 2000.

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

As of June 30, 2000, the Partnership had borrowed $58,317,911. The remaining unpaid balance at that date was $18,713,190. Borrowings are to be non-recourse to the Partnership, that is, the only recourse of the lender is to the equipment or corresponding lease acquired or secured with the loan proceeds. The General Partner expects that aggregate borrowings in the future will be approximately 40% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

The Partnership participates with the General Partner and certain of its affiliates in a $77,500,000 revolving line of credit with a group of financial institutions. The line of credit expires on July 28, 2001.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. As of June 30, 2000, there were no such commitments.

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


Cash flows

For both the three and six month periods in 2000 and 1999, the Partnership's primary source of cash flows from operations was rents from operating leases.

In 2000 and 1999, the most significant source of cash from investing activities in both the six and three month periods was proceeds from sales of lease assets. Rents from direct financing leases were also significant in both the three and six month periods.

In 2000 and 1999, there were no sources of cash from financing activities. Distributions to the Limited Partners was the primary financing use of cash and it did not change significantly from the prior year. Cash used to repay non-recourse debt has decreased as a result of scheduled debt reductions.

Results of operations

The primary source of revenues is operating leases and is expected to remain so in future periods. As leases reach their scheduled terminations, the Partnership expects to either sell the assets or to re-lease them. Revenues from succeeding leases are usually lower than the amounts received on earlier leases. As a result, lease rents are expected to decline in future periods until all of the assets are sold. Operating lease revenues declined by $1,782,458 (from $7,251,926 in 1999 to $5,469,468 in 2000) for the six month periods and $771,248
(from $3,429,672 in 1999 to $2,658,394 in 2000) for the three month periods.

Depreciation is the Partnership's largest expense and is related directly to operating lease assets and revenues. Depreciation also decreased for both the three and six month periods as a result of these lease terminations.

In 2000, sales of assets resulted in gains ($904,239 for the six month period and $754,161 for the three month period) compared to a gain of $492,104 for the six month period and a loss of $40,971 for the three month period in 1999.

Interest expense has declined for both the six and three month periods as a result of decreased total debt balances compared to 1999. Debt balances have been reduced as a result of scheduled debt payments.

Management fees are related to lease revenues (equipment management fees) and the amounts of cash generated from operations which is distributed to the limited partners (incentive management fees). Lease revenues declined compared to 1999 as noted above. More of the distributions to the limited partners came from the proceeds of asset sales (on which no management fees are being paid) rather than from cash generated from operations. These gave rise to the decreases in management fees compared to 1999.



                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

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

At this time, the lessee is current in its lease obligations. The ultimate recovery under this lease is dependent on the price of gold remaining at a level sufficient to make the lessee's operations profitable, and, consequently, any assessment of the impact of an adverse outcome of this matter remains uncertain.

On December 31, 1997, Quaker Coal Company requested a moratorium on lease payments from January through March 1998. No lease payments were made through June of 1998. As a result, the General Partner declared the lease in default. Subsequently, the lessee made the outstanding payments, however, the General Partner refused to waive the default and insisted on additional damages in the range of $993,000 to $1,370,000. The General Partner sued the lessee for damages and is currently awaiting judgment from the court. The General Partner believes that an adverse ruling would not have a material impact on the operations of the Partnership. The amounts of these damages have not been included in the financial statements included in Item 1 of this report.

Item 2. Changes In Securities.

         Inapplicable.

Item 3. Defaults Upon Senior Securities.

         Inapplicable.

Item 4. Submission Of Matters To A Vote Of Security Holders.

         Inapplicable.

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

                   (a)Documents filed as a part of this report

                   1.   Financial Statements

                        Included in Part I of this report:

                        Balance Sheets, June 30, 2000 and December 31, 1999. Statements of operations for the six and three month periods ended June 30, 2000 and 1999.
                        Statement of changes in partners' capital for the six months ended June 30, 2000. Statements of cash flows for the six and three month periods ended June 30, 2000 and
                           1999.
                        Notes to the Financial Statements.

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


Date:
August 11, 2000

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