Form 10-Q
period 2000-09-30
ATEL CASH DISTRIBUTION FUND V L P
filed 2000-11-09
CIK 892875

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                         For the quarterly period ended September 30, 2000

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



                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

                      Item 1:  Financial Statements.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                 BALANCE SHEETS

                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                   (Unaudited)

                                     ASSETS


                                                 2000               1999
                                                 ----               ----
Cash                                             $1,721,222        $ 3,330,065

Accounts receivable                               2,281,744          2,772,627

Other receivables, net of allowance for
   doubtful accounts of $100,605 in 2000 and
   1999                                           1,150,214          1,309,783

Investments in leases                            49,118,943         60,548,669
                                            ----------------  -----------------
                                               $ 54,272,123       $ 67,961,144
                                            ================  =================




                       LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                              $ 17,632,348       $ 22,138,639

Accounts payable
   Other                                            890,105            359,831
   General Partner                                   71,221            117,089
   Equipment purchases                                1,352              1,352

Accrued interest                                     73,964            107,182

Unearned lease income                               272,528            416,654
                                            ----------------  -----------------
Total liabilities                                18,941,518         23,140,747

Partners' capital:
   General Partner                                  188,310            169,819
   Limited Partners                              35,142,295         44,650,578
                                            ----------------  -----------------
Total partners' capital                          35,330,605         44,820,397
                                            ----------------  -----------------
Total liabilities and partners' capital        $ 54,272,123       $ 67,961,144
                                            ================  =================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                INCOME STATEMENTS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2000 AND 1999


                                                                   Nine Months Ended                   Three Months Ended
                                                                     September 30,                      September 30,
                                                                     -------------                      -------------
                                                                 2000             1999              2000               1999
                                                                 ----             ----              ----               ----
Revenues:
Leasing activities:
   Operating leases                                             $ 7,318,455      $10,489,356        $1,848,987        $ 3,237,430
   Direct financing leases                                          921,928        1,330,480           205,989            416,433
   Leveraged leases                                                  63,785           74,818            18,852             24,939
   Gain (loss) on sales of assets                                   893,417          233,547           (10,822)          (258,557)
Interest income                                                     111,549          215,767            48,574             68,590
Other                                                                27,343           (1,410)           13,176              5,959
                                                            ---------------- ----------------  ----------------  -----------------
                                                                  9,336,477       12,342,558         2,124,756          3,494,794
Expenses:
Depreciation and amortization                                     4,981,627        6,234,664         1,509,573          2,043,712
Interest                                                          1,068,208        1,579,828           351,305            488,760
Management fees                                                     609,084          794,182           117,297            208,975
Administrative cost reimbursements                                  315,319          263,709           119,725            118,969
Other                                                               261,793          282,632            76,996             61,366
Railcar maintenance                                                 251,389           59,099           112,819             71,270
                                                            ---------------- ----------------  ----------------  -----------------
                                                                  7,487,420        9,214,114         2,287,715          2,993,052
                                                            ---------------- ----------------  ----------------  -----------------
Net income (loss)                                               $ 1,849,057       $3,128,444        $ (162,959)         $ 501,742
                                                            ================ ================  ================  =================


Net income (loss):
     General Partner                                               $ 18,491         $ 31,284          $ (1,630)           $ 5,017
     Limited Partners                                             1,830,566        3,097,160          (161,329)           496,725
                                                            ---------------- ----------------  ----------------  -----------------
                                                                $ 1,849,057       $3,128,444        $ (162,959)         $ 501,742
                                                            ================ ================  ================  =================

Net income (loss) per Limited Partnership unit                       $ 0.15           $ 0.25           $ (0.01)            $ 0.04

Weighted average number of units outstanding                     12,497,000       12,497,000        12,497,000         12,497,000


                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                             NINE MONTH PERIOD ENDED
                               SEPTEMBER 30, 2000
                                   (Unaudited)

                                                                      Limited Partners             General
                                                                 Units           Amount            Partner            Total

Balance December 31, 1999                                        12,497,000      $44,650,578         $ 169,819       $ 44,820,397
Distributions to limited partners                                                (11,338,849)                -        (11,338,849)
Net income                                                                         1,830,566            18,491          1,849,057
                                                            ---------------- ----------------  ----------------  -----------------
Balance September 30, 2000                                       12,497,000      $35,142,295         $ 188,310       $ 35,330,605
                                                            ================ ================  ================  =================
                                                                                                                                -

                             See accompanying notes.


                       ATEL CASH DISTRIBUTION FUND V, L.P.

                             STATEMENT OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                                   Nine Months Ended                 Three Months Ended
                                                                     September 30,                      September 30,
                                                                    -------------                      -------------
                                                                 2000             1999              2000               1999
                                                                 ----             ----              ----               ----
Operating activities:
Net income                                                      $ 1,849,057       $3,128,444        $ (162,959)         $ 501,742
Adjustments to reconcile net income (loss) to net
   cash provided by operations
   Depreciation and amortization                                  4,981,627        6,234,664         1,509,573          2,043,712
   Leveraged lease income                                           (63,785)         (74,818)          (18,852)           (24,939)
   (Gain) loss on sale of assets                                   (893,417)        (233,547)           10,822            258,557
Changes in operating assets and liabilities:
      Accounts receivable                                           490,883          391,383          (156,626)            82,140
      Accounts payable, General Partner                             (45,868)        (111,419)         (199,005)            42,628
      Accounts payable, other                                       530,274           68,810            44,852             10,429
      Unearned lease income                                        (144,126)        (211,125)            1,048            (15,007)
      Accrued interest                                              (33,218)         (23,808)          (16,535)            (7,475)
                                                            ---------------- ----------------  ----------------  -----------------
Net cash provided by operating activities                         6,671,427        9,168,584         1,012,318          2,891,787
                                                            ---------------- ----------------  ----------------  -----------------

Investing activities:
Proceeds from sales of assets                                     5,519,246        3,050,692           879,544            797,701
Reductions in investment in direct financing leases               1,886,055        1,331,428           672,932            165,636
Payments received on notes receivable                               159,569                -                 -                  -
Reductions in investment in leveraged leases                              -          476,332                 -            153,145
Purchase of equipment on operating leases                                 -         (178,200)                -                  -
                                                            ---------------- ----------------  ----------------  -----------------
Net cash provided by investing activities                         7,564,870        4,680,252         1,552,476          1,116,482
                                                            ---------------- ----------------  ----------------  -----------------

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                             STATEMENT OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                                   Nine Months Ended                 Three Months Ended
                                                                     September 30,                      September 30,
                                                                    -------------                      -------------
                                                                 2000             1999              2000               1999
                                                                 ----             ----              ----               ----
Financing activities:
Distributions to limited partners                               (11,338,849)     (11,248,840)       (3,842,083)        (3,749,100)
Repayments of non-recourse debt                                  (4,506,291)      (5,406,891)       (1,080,842)        (1,686,443)
Repayment of line of credit                                               -       (1,000,000)                -                  -
                                                            ---------------- ----------------  ----------------  -----------------
Net cash used in financing activities                           (15,845,140)     (17,655,731)       (4,922,925)        (5,435,543)
                                                            ---------------- ----------------  ----------------  -----------------
Net decrease in cash and cash equivalents                        (1,608,843)      (3,806,895)       (2,358,131)        (1,427,274)
Cash and cash equivalents at beginning
   of period                                                      3,330,065        8,872,945         4,079,353          6,493,324
                                                            ---------------- ----------------  ----------------  -----------------
Cash and cash equivalents at end of period                      $ 1,721,222       $5,066,050        $1,721,222        $ 5,066,050
                                                            ================ ================  ================  =================


Supplemental disclosure of cash flow information:

Cash paid for interest during period                            $ 1,101,426       $1,603,636         $ 367,840          $ 496,235
                                                            ================ ================  ================  =================

Supplemental schedule of non-cash transactions:

Direct financing lease assets reclassified to notes
   receivable                                                           $ -        $ 288,184               $ -          $ 288,184
                                                            ================ ================  ================  =================



                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000
                                   (Unaudited)


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


3. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                               Depreciation
                                                                               Expense or         Reclass-
                                                             December 31,     Amortization      ifications &      September 30,
                                                                 1999           of Leases       Dispositions           2000
                                                                 ----           ---------      --------------          ----
Net investment in operating leases                              $43,955,033     $ (4,755,249)     $ (5,214,929)       $33,984,855
Net investment in direct financing leases                        14,969,534       (1,886,055)       (1,725,333)        11,358,146
Net investment in leveraged leases                                2,123,085           63,785          (611,424)         1,575,446
Residual value interests                                            835,759                -                 -            835,759
Equipment held for sale or lease                                      5,008                -         2,925,857          2,930,865
Initial direct costs, net of accumulated
   amortization of $1,805,948 in 1999 and
   $1,675,238 in 2000.                                              915,059         (226,378)                -            688,681
Reserve for losses                                               (2,254,809)               -                 -         (2,254,809)
                                                            ---------------- ----------------  ----------------  -----------------
                                                                $60,548,669     $ (6,803,897)     $ (4,625,829)      $ 49,118,943
                                                            ================ ================  ================  =================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000
                                   (Unaudited)


3. Investments in leases (continued):

The following schedule provides an analysis of the Partnership's investment in property on operating leases by major classifications as of December 31, 1999, dispositions and reclassifications during the quarters ended March 31, June 30 and September 30, 2000 and as of September 30, 2000.

                                            December 31,             Dispositions & Reclassifications             September 30,
                                                                     --------------------------------
                                                1999          1st Quarter      2nd Quarter       3rd Quarter           2000
                                                ----          -----------      -----------       -----------           ----
Transportation                                $ 42,798,186      $(3,657,042)      $3,261,725      $ (5,634,911)      $ 36,767,958
Construction                                    15,399,236      $(2,033,221)      $ (750,548)         (134,984)        12,480,483
Mining                                           6,981,798       (1,880,826)      (1,748,000)        1,748,000          5,100,972
Materials handling                               7,636,308         (564,941)      (1,503,469)         (468,072)         5,099,826
Furniture and fixtures                           4,709,326                -                -                 -          4,709,326
Manufacturing                                    3,475,585                -                -                 -          3,475,585
Office automation                                  145,726                -         (145,726)                -                  -
                                          ----------------- ---------------- ----------------  ----------------  -----------------
                                                81,146,165       (8,136,030)        (886,018)       (4,489,967)        67,634,150
Less accumulated depreciation                  (37,191,132)       2,305,589         (746,891)        1,983,139        (33,649,295)
                                          ----------------- ---------------- ----------------  ----------------  -----------------
                                              $ 43,955,033      $(5,830,441)    $ (1,632,909)     $ (2,506,828)      $ 33,984,855
                                          ================= ================ ================  ================  =================

All of the property on operating leases was acquired during 1993, 1994, 1995, 1996 and 1997.

At September 30, 2000, the aggregate amounts of future minimum lease payments are as follows:

                                                             Direct
                                           Operating        Financing           Total
 Three months ending December 31, 2000      $ 2,047,859        $ 736,535        $2,784,394
         Year ending December 31, 2001        5,472,650        2,473,232         7,945,882
                                  2002        3,640,770        2,125,473         5,766,243
                                  2003        1,764,423          428,733         2,193,156
                                  2004          779,777          622,851         1,402,628
                            Thereafter        5,460,813        5,007,927        10,468,740
                                        ---------------- ----------------  ----------------
                                            $19,166,292      $11,394,751      $ 30,561,043
                                        ================ ================  ================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000
                                   (Unaudited)


3. Investments in leases (continued):

Direct financing leases:

The following lists the components of the Partnership's investment in direct financing leases as of September 30, 2000.

Total minimum lease payments receivable                         $11,394,751
Estimated residual values of leased equipment (unguaranteed)      3,442,265
                                                            ----------------
Investment in direct financing leases                            14,837,016
Less unearned income                                             (3,478,870)
                                                            ----------------
Net investment in direct financing leases                       $11,358,146
                                                            ================


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 6.5% to 11.05%.

Future minimum principal payments of non-recourse debt as of September 30, 2000 are as follows:

                                          Principal        Interest            Total
                                          ---------        --------            -----
Three months ending December 31, 2000      $ 1,276,976        $ 333,132        $1,610,108
        Year ending December 31, 2001        4,551,860        1,060,433         5,612,293
                                 2002        2,899,228          699,578         3,598,806
                                 2003          709,048          553,832         1,262,880
                                 2004          453,006          513,642           966,648
                           Thereafter        7,742,230        2,917,355        10,659,585
                                       ---------------- ----------------  ----------------
                                           $17,632,348       $6,077,972      $ 23,710,320
                                       ================ ================  ================


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

The General Partner and/or Affiliates earned the following fees and commissions, pursuant to the Agreement of Limited Partnership as follows:

                                            2000              1999
                                            ----              ----
Equipment and incentive management fees      $ 609,084         $ 794,182
Reimbursement of administrative costs          315,319           263,709
                                       ----------------  ----------------
                                             $ 924,403        $1,057,891
                                       ================  ================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000
                                   (Unaudited)


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

At September 30, 2000, the Partnership had no borrowings under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of September 30, 2000.

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

As of September 30, 2000, the Partnership had borrowed $58,317,911. The remaining unpaid balance as of that date was $17,632,348. Long-term borrowings are to be non-recourse to the Partnership, that is, the only recourse of the lender will be to the equipment or corresponding lease acquired or secured with the loan proceeds. The General Partner expects that aggregate borrowings in the future will not exceed 40% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

The Partnership participates with the General Partner and certain of its affiliates in a $77,500,000 revolving line of credit with a group of financial institutions. The line of credit expires on July 28, 2001.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. As of September 30, 2000, there were no such commitments.

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

In 2000 and in 1999, the Partnership's most significant source of cash was lease rents.

Cash flows - 2000 vs. 1999:

In both 2000 and 1999, the Partnership's primary source of operating cash flows was operating lease rents. Operating lease rents have decreased by $3,170,901 (30%) as a result of asset sales over the last year.

In 2000 and 1999 the largest source of cash from investing activities was the proceeds from sales of lease assets. In both years, lease rents from direct financing lease transactions also provided a significant amount of cash flows.

There were no sources if cash from financing activities in 2000 or in 1999. Repayments of non-recourse debt have decreased as a result of scheduled debt payments. Distributions to the Limited Partners did not change significantly.

Results of operations - 2000 vs. 1999:

In 2000, operations resulted in net income of $1,849,057 for the nine month period and a net loss of $162,959 for the three month period. In 1999, operations resulted in net income of $3,128,444 for the nine month period and $501,742 for the three month period.

Operating leases are the Partnership's primary source of revenues. Such revenues decreased by $3,170,901 (30%) compared to 1999. The decrease resulted from asset sales over the last year. Depreciation expense is directly related to operating lease assets and has also decreased compared to 1999 as a result of these asset sales. Management fees are based on the Partnership's revenues and its distributions to the Limited Partners. As a result of the decrease in lease revenues, management fees have declined compared to 1999. Debt balances have been reduced by scheduled debt payments and this has resulted in the decrease of $511,620 in interest expense compared to 1999.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

No material legal proceedings are currently pending against the Partnership or against any of its assets.

Schwegmann's Giant Supermarkets

In October 1997, Schwegmann's Giant Supermarkets, one of the Partnership's lessees, defaulted on two of five locations of retail grocery store fixtures and equipment, the lease payments, and certain other obligations under the lease, with a receivable balance currently totaling approximately $1.7 million. The remaining portion of the lease payments with respect to three of five stores was assumed by SGSM Acquisition Company ("SGSM"). Payments with respect to these leases remained current until February 1999; however, on March 26, 1999, SGSM filed for protection under Chapter 11 of the U.S. Bankruptcy Code. On February 22, 2000 and then on September 20, 2000, two of the obligors under the original lease, Schwegmann Westside Expressway Inc. and Schwegmann Giant Supermarkets Partnership filed for protection under Chapter 11 of the U. S. Bankruptcy Code, respectively.

The Partnership is currently pursuing damages in the amount of $2.8 million, representing amounts due under the lease. The lessee has claimed that it has sufficient assets to satisfy the claims of all secured creditors of the lessee; however, the lessee's assets are primarily relatively illiquid real property investments. As of this date, the General Partner believes that it is doubtful as to the likelihood of recovering all of the amounts claimed, however, it has a reasonable basis for assuming substantial recovery of its current balance.

Pegasus Gold Corporation

On January 16, 1998, Pegasus Gold Corporation filed for protection under Chapter
11. The initial meeting of creditors established by the Bankruptcy Court was held on March 9, 1998. The lessee's lease with the Partnership had previously been leveraged on a non-recourse basis with The CIT Group/Equipment Financing, Inc. ("CIT"), and all lease receivables (currently estimated at $2,336,266 as of September 30, 2000) were assigned to the lender. Consequently, the Partnership's exposure is no greater than the fair market residual value of the equipment under lease, currently estimated at $1,101,803. The reorganized lessee/debtor has assumed the Partnership's lease in the Bankruptcy Court and, made all past due payments current. The Partnership has entered into an Escrow Agreement with CIT, wherein CIT has agreed not to foreclose on the Partnership's interest so long as the lessee continues to perform under the lease.

At this time, the lessee is current in its lease obligations. The ultimate recovery under this lease is dependent on the price of gold remaining at a level sufficient to make the lessee's operations profitable, and, consequently, any assessment of the impact of an adverse outcome of this matter remains uncertain.

Quaker Coal Company

On December 31, 1997, Quaker Coal Company requested a moratorium on lease payments from January through March 1998. No lease payments were made through June of 1998. As a result, the General Partner declared the lease in default. Subsequently, the lessee made the outstanding payments, however, the General Partner refused to waive the default and insisted on additional damages in the range of $993,000 to $1,370,000. The General Partner sued the lessee for damages and was awaiting judgment from the court when on June 16, 2000, the lessee filed for protection under the U. S. Bankruptcy Act.

The Partnership has filed a stipulation for relief from stay to allow the court to issue its ruling, and has filed a request to participate on the Official Committee of Unsecured Creditors. The Partnership has succeeded upon securing the return of its equipment which it is currently liquidating. The amounts of these damages have not been included in the financial statements included in
Item 1 of this report, however the liklihood of recovery of amounts above the liquidation of the equipment is speculative.

Item 2. Changes In Securities.

         Inapplicable.

Item 3. Defaults Upon Senior Securities.

         Inapplicable.

Item 4. Submission Of Matters To A Vote Of Security Holders.

         Inapplicable.

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

                           (a)Documents filed as a part of this report

                           1.  Financial Statements

                               Included in Part I of this report:

                               Balance Sheets, September 30, 2000 and December 31, 1999.

                               Income statements for the nine and three month periods ended September 30, 2000 and 1999.


                               Statement of changes in partners' capital for the nine months ended September 30, 2000.


                               Statements of cash flows for the nine and three month periods ended September 30, 2000 and 1999.


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


Date:
November 9, 2000

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