Form 10-K
period 2000-12-31
ATEL CASH DISTRIBUTION FUND V L P
filed 2001-03-28
CIK 892875

Form 10K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      |X| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) For the Year Ended December 31, 2000

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

Item 1:  BUSINESS

General Development of Business

ATEL Cash Distribution Fund V, L.P. (the Partnership) was formed under the laws of the State of California in September 1992. The Partnership was formed for the purpose of acquiring equipment to engage in equipment leasing and sales activities.

The Partnership conducted a public offering of 12,500,000 units of Limited Partnership interest (Units) at a price of $10 per Unit. As of November 15, 1994, the Partnership had received and accepted subscriptions for 12,500,000 ($125,000,000) Limited Partnership Units in addition to the Initial Limited Partners' Units and the offering was terminated. Of those Units, 12,497,000 were issued and outstanding as of December 31, 2000 and 1999. Of the proceeds received, $11,875,000 was paid to ATEL Securities Corporation, a wholly-owned subsidiary of ATEL Financial Corporation (ATEL) (the General Partner), as sales commissions, $5,738,415 was paid to the General Partner as reimbursements of
organization  and  other   syndication   costs,   $1,875,000  was  reserved  for
repurchases of Units and working capital and $105,511,585 has been used to acquire leased equipment, including acquisition fees paid or to be paid to the General Partner.

The Partnership's principal objectives are to invest in a diversified portfolio of equipment which will (i) preserve, protect and return the Partnership's invested capital; (ii) generate substantial distributions to the partners of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period, which ended December 31, 2000 and
(iii) provide significant distributions following the reinvestment period and until all equipment has been sold. The Partnership is governed by its Limited Partnership Agreement.

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

The Partnership only purchased equipment for which a lease existed or for which a lease would be entered into at the time of the purchase. The Partnership has completed its initial acquisition stage with the investment of the net proceeds from the public offering of Units.

As of December 31, 2000, the Partnership had purchased equipment with a total acquisition price of $186,995,157.

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

The General Partner sought to limit the amount invested in equipment to any single lessee to not more than 20% of the aggregate purchase price of equipment owned at any time during the reinvestment period.

During 2000, 1999 and 1998, certain lessees generated significant portions of the Partnership's total lease revenues as follows:

                                                    Percentage of Total
                                                      Lease Revenues
         Lessee               Type of Equipment   2000      1999     1998
         ------               -----------------   ----      ----     ----
Burlington Northern Railroad  Locomotives          11%        *       14%
Florida Canyon Mining         Mining               11%        *        *
The Pittston Company          Mining                *         *       11%

*  Less than 10%

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

Equipment Leasing Activities

Through December 31, 2000, the Partnership has disposed of certain leased assets as set forth below:

                            Original
                          Equipment Cost,                          Excess of
         Type of            Excluding                             Rents Over
        Equipment        Acquisition Fees      Sales Price        Expenses *
        ---------        ----------------      -----------        ----------
Transportation              $ 36,721,829       $19,030,093        $28,527,067
Furniture, fixtures
   and office
   equipment                  20,046,620         7,940,812         16,324,485
Mining equipment              19,398,685         7,638,224         15,137,215
Materials handling             5,907,002         1,292,551          5,423,878
Office automation              2,839,324           530,612          2,812,615
Other                          7,150,354         3,567,994          6,922,155
                         ----------------  ----------------   ----------------
                            $ 92,063,814       $40,000,286        $75,147,415
                         ================  ================   ================

* Includes only those expenses directly related to the production of the related rents.

The Partnership has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 2000 and the industries to which the assets have been leased.

                                  Purchase Price Excluding   Percentage of Total
       Asset Types                    Acquisition Fees          Acquisitions
       -----------                    ----------------          ------------
Transportation, over-the-road
   tractors and trailers                $ 34,546,518                18.47%
Furniture and fixtures                    24,145,180                12.91%
Transportation, other                     18,454,853                 9.87%
Mining                                    15,986,308                 8.55%
Transportation, intermodal
   containers                             15,484,688                 8.28%
Construction                              15,335,327                 8.20%
Materials handling                        14,469,358                 7.74%
Railroad locomotives                      12,350,000                 6.60%
Earth moving                              11,943,745                 6.39%
Transportation, rail cars                  7,180,000                 3.84%
Printing                                   4,707,508                 2.52%
Other *                                   12,391,672                 6.63%
                                     ----------------             ---------
                                       $ 186,995,157               100.00%
                                     ================             =========

                                  Purchase Price Excluding   Percentage of Total
   Industry of Lessee                 Acquisition Fees          Acquisitions
   ------------------                 ----------------          ------------
Transportation, rail                    $ 45,670,556                24.42%
Mining                                    29,823,055                15.95%
Oil & gas                                 21,301,523                11.39%
Retail, foods                             11,215,586                 6.00%
Food processing                            9,828,623                 5.26%
Construction                               9,410,789                 5.03%
Chemicals                                  9,075,487                 4.85%
Retail, restaurant                         8,528,067                 4.56%
Transportation, other                      8,311,346                 4.44%
Primary metals                             7,526,037                 4.02%
Manufacturing, other                       6,815,862                 3.64%
Manufacturing, auto/truck                  6,690,185                 3.58%
Printing                                   4,707,508                 2.52%
Other *                                    8,090,533                 4.34%
                                     ----------------             ---------
                                       $ 186,995,157               100.00%
                                     ================             =========

* Individual amounts included in "Other" represent less than 2.5% of the total.

For further information regarding the Partnership's equipment lease portfolio as of December 31, 2000, see Note 3 to the financial statements, Investments in equipment and leases, set forth in Item 8, Financial Statements and Supplementary Data.


Item 2.  PROPERTIES

The Partnership does not own or lease any real property, plant or materially important physical properties other than the equipment held for lease as set forth in Item 1.


Item 3.  LEGAL PROCEEDINGS

The following is a discussion of legal matters involving the Partnership but which do not represent claims against the Partnership or its assets, except for the claim by Republic Financial Corporation described below. No other material legal proceedings are currently pending against the Partnership or against any of its assets.

In October 1997, Schwegmann's Giant Supermarkets defaulted on the timely performance of lease payments, and certain other obligations under the lease, with respect to two of five locations of retail grocery store fixtures and equipment, with a receivable balance currently totaling approximately $1.7 million. The remaining portion of the lease payments with respect to three of five stores was assumed by SGSM Acquisition Company (a subsidiary of Kohlberg and Co.) ("SGSM"). Payments with respect to these leases remained current until February 1999; however, on March 26, 1999, SGSM filed for protection under Chapter 11 of the U.S. Bankruptcy Code. On February 22, 2000, and then on September 20, 2000, two of the obligors under the original lease, Schwegmann Westside Expressway Inc. and Schwegmann Giant Supermarkets Partnership, filed for protection under Chapter 11 of the U.S. Bankruptcy Code, respectively.

The Partnership has liquidated all equipment leased under their lease, resulting in net proceeds of $384,353.41, which represent 9.26% of original equipment cost.

The Partnership has obtained and recorded a judgment against the lessee and guarantors in the approximate amount of $2.8 million, and is currently pursuing recovery of these liquidated damages, plus expenses, due under the lease. The lessee has claimed that it has sufficient assets to satisfy the claims of all secured creditors of the lessee; however, the lessee's assets are primarily relatively illiquid real property investments. The lessee currently has a written offer of $15,000,000 to sell a lot of real property to a large home improvement retail chain, which amount, according to current estimations, is sufficient to pay off all of the creditors, including the Partnership's claim of $2.8 million, in full. As of this date, the General Partner believes that it has a reasonable basis for assuming substantial recovery of its current balance.

On January 16, 1998, Pegasus Gold Corporation filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The initial meeting of creditors established by the U.S. Trustee's Office was held on March 9, 1998. The lessee's lease with the Partnership had previously been leveraged on a non-recourse basis with The CIT Group/Equipment Financing, Inc. ("CIT"), and all lease receivables (currently estimated at $2,211,902 as of February 14, 2001) were assigned to the lender. Consequently, the Partnership's exposure is no greater than the fair market residual value of the equipment under lease, currently estimated at $1,101,803. The reorganized lessee/debtor has assumed the Partnership's lease in the Bankruptcy Court and cured all past due payments which are now current. The Partnership has entered into an Escrow Agreement with CIT, wherein CIT has agreed not to foreclose on the Partnership's interest so long as the lessee continues to perform under the lease.

At this time, the lessee is current in its lease obligations. The ultimate recovery under this lease is dependent on the price of gold remaining at a level sufficient to make the lessee's operations profitable, and, consequently, any assessment of the impact of an adverse outcome of this matter remains uncertain, although at this point, only 21 months remain of the original seven-year lease term.

On December 31, 1997, Quaker Coal Company requested a moratorium on lease payments from January through March 1998. No lease payments were made by the lessee through June of 1998. As a result, the General Partner declared the lease in default. Subsequently, the lessee cured the outstanding payments and all future lease payments, however, the General Partner refused to waive the default and insisted on additional damages. The General Partner filed a suit against the lessee for damages and is currently awaiting judgment from the court. On June 16, 2000, the lessee filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

The Partnership has filed a stipulation for relief from stay to allow the court to issue its ruling, and has filed a request to participate on the Official Committee of Unsecured Creditors. The Partnership has succeeded upon securing the return of its equipment, which has been liquidated, netting a sum which represents approximately 17% of the original equipment cost. Currently, the likelihood of recovery of amounts above the payment of the lease rent and the liquidation of the equipment is speculative and highly uncertain.

On September 11, 2000, Republic Transportation Finance, Inc. and its parent, Republic Financial Corporation (collectively, "Republic"), filed suit against the Partnership, claiming relief in the amount of $1,110,770, representing Republic's interpretation of their proceeds to a residual sharing arrangement. The Partnership does not dispute that sums are owed to Republic, merely the amount. The Partnership believes that Republic is only entitled to $587,317 (which amount is included in accounts payable in the Partnership's financial statements), based upon the Partnership's interpretation of the underlying contract. The Partnership believes that the suit is without merit, and is aggressively defending the action. Although the Partnership believes it has a reasonable basis for prevailing, the outcome of this matter remains uncertain.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


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

Holders

As of December 31, 2000, a total of 7,270 investors were record holders of Units in the Partnership.

Dividends

The Partnership does not make dividend distributions. However, the Limited Partners of the Partnership are entitled to certain distributions as provided under the Limited Partnership Agreement.

The General Partner has sole discretion in determining the amount of distributions; provided, however, that the General Partner will not reinvest in equipment, but will distribute, subject to payment of any obligations of the Partnership, such available cash from operations and cash from sales or refinancing as may be necessary to cause total distributions to the Limited Partners for each year during the reinvestment period to equal the following amounts per unit: $1.05 in 1995 and 1996; $1.10 in 1997 and 1998; and $1.20 in
1999 and 2000.

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

The rate for monthly distributions from 2000 operations was $0.10 per Unit. The distributions were made in February 2000 through December 2000 and in January 2001. For each quarterly distribution (made in April, July and October 2000 and in January 2001) the rate was $0.30 per Unit. Distributions were from 2000 cash flows from operations. The amounts paid to holders of Units were adjusted based on the length of time within the previous calendar month or quarter that the Units were outstanding.

The following table presents summarized information regarding distributions to Limited Partners:

                                    2000     1999     1998     1997     1996
                                    ----     ----     ----     ----     ----
Distributions of net income        $ 0.13   $ 0.41   $ 0.39   $ 0.14   $ 0.23
Return of investment                 1.08     0.79     0.80     0.96     0.86
                                  -------- -------- -------- -------- --------
Distributions per unit               1.21     1.20     1.19     1.10     1.09
Differences due to timing of
   distributions                    (0.01)       -     0.01        -     0.01
                                  -------- -------- -------- -------- --------
Nominal distribution rates from
   above                           $ 1.20   $ 1.20   $ 1.20   $ 1.10   $ 1.10
                                  ======== ======== ======== ======== ========

Owners of 1,000 or more units may make the election without charge to receive distributions on a monthly basis. Owners of less than 1,000 units may make the election upon payment of a $20.00 annual fee.


Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data of the Partnership for the years ended December 31, 2000, 1999, 1998, 1997 and 1996. This financial data should be read in conjunction with the financial statements and related notes included under Item 8 of this report.

                                               2000            1999             1998            1997             1996
                                               ----            ----             ----            ----             ----
Gross Revenues                               $ 11,138,639    $ 17,064,600      $22,011,168    $ 23,437,655      $24,987,922

Net income                                    $ 1,682,730     $ 5,198,570      $ 4,861,233     $ 1,813,431      $ 2,851,885

Weighted average Units                         12,497,000      12,497,000       12,497,000      12,497,000       12,497,713

Net income per Unit, based on
   weighted average Units outstanding              $ 0.13          $ 0.41           $ 0.39          $ 0.14           $ 0.23

Distributions per Unit, based on
   weighted average Units outstanding              $ 1.21          $ 1.20           $ 1.19          $ 1.10           $ 1.09

Total Assets                                 $ 50,000,894    $ 67,961,144      $86,671,855   $ 106,707,576     $130,546,718

Non-recourse Debt                            $ 16,389,312    $ 22,138,639      $29,331,123    $ 40,138,400      $41,496,203

Total Partners' Capital                      $ 31,416,576    $ 44,820,397      $54,621,053    $ 64,614,239      $76,545,683

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

The Partnership participates with the General Partner and certain of its affiliates in a $77,500,000 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on July 28, 2001. As of December 31, 2000, the Partnership had
$1,000,000 of borrowings under this line of credit and the remaining availability was $39,969,040.

Through December 31, 2000, the Partnership anticipated reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment would occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to the General Partner and providing for cash distributions to the Limited Partners.

As of December 31, 2000, cash balances consisted of working capital and amounts reserved for distributions in January 2001, generated from operations in 2000.

The Partnership currently has available adequate reserves to meet its immediate cash requirements, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The General Partner envisions no such requirements for operating purposes.

As  of  December  31,  2000,  the  Partnership   had  borrowed   $58,317,911  of
non-recourse debt. The remaining unpaid balance as of that date was $16,389,312.

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

Cash Flows

           2000 vs. 1999:

In 2000 and 1999, operating lease rents were the Partnership's primary source of cash flows from operating activities. Cash flows from operations decreased from $10,478,968 in 1999 to $8,302,775 in 2000, a decrease of $2,176,193. This decrease was a direct consequence of decreases in operating lease revenues from $13,469,113 in 1999 to $9,296,456 in 2000, a decrease of $4,172,657.

Sources of cash from investing activities consisted of rents from direct financing leases and proceeds from sales of lease assets. Financing lease rents increased from $2,160,238 in 1999 to $2,243,051 in 2000, an increase of $82,813.
Proceeds from sales of lease assets are not expected to be consistent from one year to another and increased from $5,186,472 in 1999 to $7,531,930 in 2000, an increase of $2,345,458.

In 2000, the only source of cash flows from financing activities was the $1,000,000 borrowed on the line of credit. There were no financing sources of cash in 1999. Repayments of debt decreased as a result of scheduled debt payments.

           1999 vs. 1998:

In 1999 and 1998, operating lease rents were the Partnership's primary source of cash flows from operating activities. Cash flows from operations decreased from $15,715,879 in 1998 to $10,478,968 in 1999, a decrease of $5,236,911. This decrease resulted from decreases in operating lease revenues from $18,651,503 in 1998 to $13,469,113 in 1999, a decrease of $5,182,390.

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

As of December 31, 2000, 1999 and 1998, significant amounts of the Partnership's assets were leased to lessees in certain industries.

                                    2000             1999            1998
                                    ----             ----            ----
Rail transportation                  35%              26%             21%
Manufacturing, other                 29%               *               *
Construction                         11%               *               *
Petroleum and coal products           *               14%              *
Mining                                *               13%             14%

* Less than 10%.

           2000 vs. 1999:

Operations in 2000 resulted in net income of $1,682,730 compared to $5,198,570 in 1999. The decrease is primarily due to the maturing of operating leases and the subsequent sales of the related lease assets. This resulted in decreased operating lease rents in 2000 compared to 1999. Such rents decreased from $13,469,113 in 1999 to $9,296,456 in 2000. Assets sales also resulted in decreased depreciation expense in 2000. Depreciation decreased by $1,410,273 compared to 1999.

Gains and losses recognized on the sales of lease assets are not expected to be consistent from one year to another, however, such gains decreased by $962,710 compared to 1999. This also contributed to the decrease in net income.

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

In general, the Partnership manages its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, the Partnership has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling rates. Nevertheless, the Partnership frequently funds leases with its floating rate line of credit and is therefore exposed to interest rate risk until fixed rate financing is arranged, or the floating rate line of credit is repaid. As of December 31, 2000, the outstanding balance on the floating rate line of credit was $1,000,000.

To hedge its interest rate risk related to this variable rate debt, the Partnership may enter into interest rate swaps. As of December 31, 2000, no swaps or other derivative financial instruments were held by the Partnership. The Partnership does not hold or issue derivative financial instruments for speculative purposes.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Auditors, Financial Statements and Notes to Financial Statements attached hereto at pages 12 through 25.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Partners
ATEL Cash Distribution Fund V, L.P.


We have audited the accompanying balance sheets of ATEL Cash Distribution Fund V, L.P. as of December 31, 2000 and 1999, and the related statements of income, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Cash Distribution Fund V, L.P. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ ERNST & YOUNG LLP

San Francisco, California
January 26, 2001

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                 BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999


                                     ASSETS


                                                     2000            1999
                                                     ----            ----
Cash and cash equivalents                           $ 1,571,943     $ 3,330,065

Accounts receivable                                   2,299,308       2,772,627

Other receivables, net of allowance for doubtful
   accounts of $100,605 in 2000 and 1999              1,309,783       1,309,783

Investments in equipment and leases                  44,819,860      60,548,669
                                                ---------------- ---------------
Total assets                                       $ 50,000,894     $67,961,144
                                                ================ ===============


                       LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                  $ 16,389,312     $22,138,639

Line of credit                                        1,000,000               -

Accounts payable:
     Equipment purchases                                  1,352           1,352
     General Partner                                     76,886         117,089
     Other                                              860,649         359,831

Accrued interest payable                                 61,866         107,182

Unearned lease income                                   194,253         416,654
                                                ---------------- ---------------
Total liabilities                                    18,584,318      23,140,747

Partners' capital:
     General Partner                                    186,646         169,819
     Limited Partners                                31,229,930      44,650,578
                                                ---------------- ---------------
Total partners' capital                              31,416,576      44,820,397
                                                ---------------- ---------------
Total liabilities and partners' capital            $ 50,000,894     $67,961,144
                                                ================ ===============

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                              STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                               2000            1999             1998
                                                               ----            ----             ----
Revenues:
Leasing activities:
   Operating leases                                           $ 9,296,456    $ 13,469,113      $18,651,503
   Direct financing leases                                      1,276,509       1,905,218        2,139,981
   Leveraged leases                                                78,575          99,758          109,769
   Gain on sales of assets                                        329,210       1,291,920        1,050,907
Interest income                                                   128,713         274,904           22,490
Other                                                              29,176          23,687           36,518
                                                          ---------------- --------------- ----------------
                                                               11,138,639      17,064,600       22,011,168

Expenses:
Depreciation and amortization                                   6,361,613       7,935,060       11,830,276
Interest expense                                                1,393,719       2,055,475        2,738,745
Equipment and incentive management fees to General Partner        605,066       1,022,381        1,318,373
Other                                                             560,175         442,298          724,155
Administrative cost reimbursements to General Partner             476,128         355,881          422,293
Professional fees                                                  59,208          54,935           60,684
Provision for losses and impairments                                    -               -           55,409
                                                          ---------------- --------------- ----------------
                                                                9,455,909      11,866,030       17,149,935
                                                          ---------------- --------------- ----------------
Net income                                                    $ 1,682,730     $ 5,198,570      $ 4,861,233
                                                          ================ =============== ================

Net income:
     General Partner                                             $ 16,827        $ 51,986         $ 48,612
     Limited Partners                                           1,665,903       5,146,584        4,812,621
                                                          ---------------- --------------- ----------------
                                                              $ 1,682,730     $ 5,198,570      $ 4,861,233
                                                          ================ =============== ================

Net income per Limited Partnership unit                            $ 0.13          $ 0.41           $ 0.39

Weighted average number of units outstanding                   12,497,000      12,497,000       12,497,000

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                          Limited Partners     General
                                                               Units           Amount          Partner           Total
                                                               -----           ------          -------           -----

Balance December 31, 1997                                      12,497,000      $64,545,018        $ 69,221      $64,614,239

Distributions to Limited Partners ($1.19 per Unit)                             (14,854,419)              -      (14,854,419)
Net income                                                                       4,812,621          48,612        4,861,233
                                                          ---------------- ---------------- --------------- ----------------
Balance December 31, 1998                                      12,497,000       54,503,220         117,833       54,621,053

Distributions to Limited Partners ($1.20 per Unit)                             (14,999,226)              -      (14,999,226)
Net income                                                                       5,146,584          51,986        5,198,570
                                                          ---------------- ---------------- --------------- ----------------
Balance December 31, 1999                                      12,497,000       44,650,578         169,819       44,820,397

Distributions to Limited Partners ($1.21 per Unit)                             (15,086,551)              -      (15,086,551)
Net income                                                                       1,665,903          16,827        1,682,730
                                                          ---------------- ---------------- --------------- ----------------
Balance December 31, 2000                                      12,497,000      $31,229,930       $ 186,646      $31,416,576
                                                          ================ ================ =============== ================



                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


Operating activities:                                               2000            1999             1998
                                                                    ----            ----             ----
Net income                                                         $ 1,682,730     $ 5,198,570      $ 4,861,233
Adjustment to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization                                   6,361,613       7,935,060       11,830,276
     Provision for losses and impairments                                    -               -           55,409
     Leveraged lease income                                            (78,575)        (99,758)        (109,769)
     Gain on sales of assets                                          (329,210)     (1,291,920)      (1,050,907)
     Changes in operating assets and liabilities:
         Accounts receivable                                           473,319        (722,261)         143,895
         Other receivables                                                   -               -          221,000
         Accounts payable, General Partner                             (40,203)       (100,296)        (100,330)
         Accounts payable, other                                       500,818          11,062          113,701
         Accrued interest payable                                      (45,316)          3,003         (115,390)
         Unearned lease income                                        (222,401)       (454,492)        (133,239)
                                                               ---------------- --------------- ----------------
Net cash provided by operating activities                            8,302,775      10,478,968       15,715,879

Investing activities:
Proceeds from sales of assets                                        7,531,930       5,186,472       13,675,178
Reduction of net investment in direct financing leases               2,243,051       2,160,238        3,019,154
Purchases of equipment on operating leases                                   -        (176,848)               -
Decrease of net investment in leveraged leases                               -               -          391,167
                                                               ---------------- --------------- ----------------
Net cash provided by investing activities                            9,774,981       7,169,862       17,085,499

Financing activities:
Distributions to Limited Partners                                  (15,086,551)    (14,999,226)     (14,854,419)
Repayments of non-recourse debt                                     (5,749,327)     (7,192,484)     (10,807,277)
Repayments of borrowings under line of credit                                -      (1,000,000)               -
Borrowings under line of credit                                      1,000,000               -        1,000,000
                                                               ---------------- --------------- ----------------
Net cash used in financing activities                              (19,835,878)    (23,191,710)     (24,661,696)
                                                               ---------------- --------------- ----------------

Net (decrease) increase in cash and cash equivalents                (1,758,122)     (5,542,880)       8,139,682
Cash and cash equivalents at beginning of period                     3,330,065       8,872,945          733,263
                                                               ---------------- --------------- ----------------
Cash and cash equivalents at end of period                         $ 1,571,943     $ 3,330,065      $ 8,872,945
                                                               ================ =============== ================

Supplemental disclosures of cash flow information:
Cash paid during the year for interest                             $ 1,439,035     $ 2,052,472      $ 2,854,135
                                                               ================ =============== ================

Schedule of non-cash transactions:
Direct financing lease assets reclassified to other receivables            $ -       $ 314,608        $ 834,127
                                                               ================ =============== ================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


1.  Organization and Partnership matters:

ATEL Cash Distribution Fund V, L.P. (the Partnership) was formed under the laws of the State of California in September 1992 for the purpose of acquiring equipment to engage in equipment leasing and sales activities.

Upon the sale of the minimum amount of Units of Limited Partnership interest (Units) of $1,200,000 and the receipt of the proceeds thereof on March 19, 1993, the Partnership commenced operations.

The General Partner of the Partnership is ATEL Financial Corporation (ATEL).

The Partnership, or the General Partner on behalf of the Partnership, incurred costs in connection with the organization, registration and issuance of the Units. The amount of such costs to be borne by the Partnership was limited to 15% of Gross Proceeds of up to $25,000,000 and 14% of Gross Proceeds in excess of $25,000,000.

The Partnership's business consists of leasing various types of equipment. As of December 31, 2000, the original terms of the leases ranged from two months to twenty years.

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

Revenues from operating leases are recognized evenly over the lives of the related leases.

Direct financing leases:

Income from direct financing lease transactions is reported using the financing method of accounting, in which the Partnership's investment in the leased property is reported as a receivable from the lessee to be recovered through future rentals. The income portion of each rental payment is calculated so as to generate a constant rate of return on the net receivable outstanding.

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

                                DECEMBER 31, 2000


2.  Summary of significant accounting policies (continued):

Reserve for losses and impairments:

The Partnership maintains a reserve on its investments in equipment and leases for losses and impairments which are inherent in the portfolio as of the balance sheet dates. The General Partner's evaluation of the adequacy of the allowance is a judgmental estimate that is based on a review of individual leases, past loss experience and other factors. While the General Partner believes the allowance is adequate to cover known losses, it is reasonably possible that the allowance may change in the near term. However, such change is not expected to have a material effect on the financial position or future operating results of the Partnership. It is the Partnership's policy to charge off amounts which, in the opinion of the General Partner, are not recoverable from lessees or the disposition of the collateral.

Statements of cash flows:

For purposes of the Statements of Cash Flows, cash and cash equivalents include cash in banks and cash equivalent investments with original maturities of ninety days or less.

Income taxes:

The Partnership does not provide for income taxes since all income and losses are the liability of the individual partners and are allocated to the partners for inclusion in their individual tax returns.

The tax basis of the Partnership's net assets and liabilities varies from the amounts presented in these financial statements (unaudited):

                                                  2000             1999
                                                  ----             ----
    Financial statement basis of net assets     $ 31,416,576      $44,820,397
    Tax basis of net assets                       24,839,479       30,533,830
                                             ---------------- ----------------
    Difference                                   $ 6,577,097      $14,286,567
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

The following reconciles the net income reported in these financial statements to the loss reported on the Partnership's federal tax return (unaudited):

                                                2000            1999             1998
                                                ----            ----             ----
   Net income per financial statements         $ 1,682,730     $ 5,198,570      $ 4,861,233
   Adjustment to depreciation expense             (491,694)     (2,790,702)      (5,867,514)
   Adjustments to revenues                       8,201,164       5,065,619       16,854,379
   Provision for losses and impairments                  -               -           55,409
                                           ---------------- --------------- ----------------
   Net income per federal tax return           $ 9,392,200     $ 7,473,487      $15,903,507
                                           ================ =============== ================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


2.  Summary of significant accounting policies (continued):

Credit risk:

Financial   instruments   which   potentially   subject   the   Partnership   to
concentrations of credit risk include cash and cash equivalents, accounts receivable and other receivables. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases. See Note 7 for a description of lessees by industry as of December 31, 2000. See Note 10 for a description of the Partnership's other receivables as of December 31, 2000.

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


3.  Investments in equipment and leases:

As of December 31, 2000, the Partnership's investments in equipment and leases consist of the following:

                                                                             Depreciation
                                                                             Expense or       Reclass-
                                                           December 31,     Amortization    ifications or    December 31,
                                                               1999           of Leases     Dispositions         2000
                                                               ----           ---------    --------------        ----
Net investment in operating leases                           $ 43,955,033     $ (6,080,248)   $ (5,088,565)     $32,786,220
Net investment in direct financing leases                      14,969,534       (2,243,051)     (1,920,053)      10,806,430
Net investment in leveraged leases                              2,123,085           78,575        (633,820)       1,567,840
Assets held for sale or lease                                       5,008                -         409,725          414,733
Residual value interests                                          835,759                -               -          835,759
Reserve for losses and impairments                             (2,254,809)               -          29,993       (2,224,816)
Initial direct costs, net of accumulated amortization
   of $1,396,983 in 2000 and $1,805,948 in 1999                   915,059         (281,365)              -          633,694
                                                          ---------------- ---------------- --------------- ----------------
                                                             $ 60,548,669     $ (8,526,089)   $ (7,202,720)     $44,819,860
                                                          ================ ================ =============== ================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


3.  Investments in equipment and leases (continued):

Operating leases:

Property on operating leases consists of the following:

                                                                   Reclass-
                                December 31,                     ifications or    December 31,
                                    1999           Additions     Dispositions         2000
                                    ----           ---------    --------------        ----
Transportation                    $ 42,798,186                     $ (2,812,051)     $39,986,135
Construction                        15,399,236                       (3,587,673)      11,811,563
Materials handling                   7,636,308                       (3,377,999)       4,258,309
Manufacturing                        3,475,585                         (347,431)       3,128,154
Mining                               6,981,798                       (6,981,798)               -
Furniture and fixtures               4,709,326                       (4,709,326)               -
Office automation                      145,726                         (145,726)               -
                               ---------------- --------------- ---------------- ----------------
                                    81,146,165                      (21,962,004)      59,184,161
Less accumulated depreciation      (37,191,132)    $ (6,080,248)     16,873,439      (26,397,941)
                               ---------------- ---------------- --------------- ----------------
                                  $ 43,955,033     $ (6,080,248)   $ (5,088,565)     $32,786,220
                               ================ ================ =============== ================

Direct financing leases:

As of December 31, 2000, investment in direct financing leases consists of railroad auto racks, railroad tank cars and retail store fixtures. The following lists the components of the Partnership's investment in direct financing leases as of December 31, 2000 and 1999:

                                                 2000            1999
                                                 ----            ----
Total minimum lease payments receivable         $10,691,588    $ 16,142,453
Estimated residual values of leased
   equipment (unguaranteed)                       3,420,759       5,304,034
                                            ---------------- ---------------
Investment in direct financing leases            14,112,347      21,446,487
Less unearned income                             (3,305,917)     (6,476,953)
                                            ---------------- ---------------
Net investment in direct financing leases       $10,806,430    $ 14,969,534
                                            ================ ===============

All of the property on leases was acquired in the years 1993 through 1997.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


3.  Investments in equipment and leases (continued):

At December 31, 2000, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows:

                                         Direct
       Year ending      Operating       Financing
       December 31,      Leases          Leases            Total
       ------------      ------          ------            -----
               2001      $ 4,813,668     $ 2,490,644      $ 7,304,312
               2002        2,980,334       2,141,434        5,121,768
               2003        1,696,191         428,733        2,124,924
               2004          776,469         622,852        1,399,321
               2005          821,534         496,654        1,318,188
         Thereafter        4,639,279       4,511,271        9,150,550
                     ---------------- --------------- ----------------
                        $ 15,727,475    $ 10,691,588      $26,419,063
                     ================ =============== ================

Leveraged leases:

As of December 31, 2000, investment in leveraged leases consists of materials handling equipment. The following lists the components of the Partnership's investment in leveraged leases as of December 31, 2000 and 1999:

                                                      2000         1999
                                                      ----         ----
Aggregate rentals receivable                       $ 1,021,711  $ 1,529,332
Less aggregate principal and interest payable
   on non-recourse loans                              (414,893)    (611,503)
Estimated residual value of leased assets            1,027,406    1,356,686
Less unearned income                                   (66,384)    (151,430)
                                                  ------------- ------------
 Net investment in leveraged leases                 $ 1,567,840  $ 2,123,085
                                                  ============= ============

Reserves for losses and impairments:

Activity in the reserve for losses and impairments consists of the following:

                           Balance December 31, 1997          $ 2,199,400
                           Provision                               55,409
                                                          ----------------
                           Balance December 31, 1998            2,254,809
                           Provision                                    -
                                                          ----------------
                           Balance December 31, 1999            2,254,809
                           Charge offs                            (29,993)
                                                          ----------------
                           Balance December 31, 2000          $ 2,224,816
                                                          ================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


4.  Non-recourse debt:

At December 31, 2000, non-recourse debt, other than that related to leveraged leases which is accounted for as a part of the net investment in leveraged leases, consists of notes payable to financial institutions. The notes are due in varying monthly, quarterly and semi-annual payments. Interest on the notes is at rates from 6.5% to 10.6%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2000, the carrying value of the pledged assets is approximately $25,213,010. The notes mature from 2001 through 2015.

Future minimum payments of non-recourse debt are as follows:

         Year ending
         December 31,    Principal       Interest           Total
                         ---------       --------           -----
                2001      $ 4,551,860     $ 1,060,434      $ 5,612,294
                2002        2,899,228         699,578        3,598,806
                2003          709,048         553,832        1,262,880
                2004          453,006         513,642          966,648
                2005          481,214         485,263          966,477
          Thereafter        7,294,956       2,432,093        9,727,049
                      ---------------- --------------- ----------------
                         $ 16,389,312     $ 5,744,842      $22,134,154
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

                                DECEMBER 31, 2000


5.  Related party transactions (continued):

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements pursuant to the Limited Partnership Agreement as follows during 2000, 1999 and 1998:

                                                                                     2000            1999             1998
                                                                                     ----            ----             ----
Incentive  management  fees  (computed  as  5% of  distributions  of  cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees  (computed as 5% of gross revenues from  operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
fspayout  leases,  as defined in the Limited  Partnership  Agreement)                 $ 605,066      $1,022,381      $ 1,318,373

Administrative costs reimbursed to General Partner                                      476,128         355,881          422,293
                                                                                -------------------------------- ----------------
                                                                                    $ 1,081,194     $ 1,378,262      $ 1,740,666
                                                                                ================================ ================


6.  Partners' capital:

As of December 31, 2000 and 1999, 12,497,000 Units were issued and outstanding (in addition to the Units issued to the Initial Limited Partners). The Partnership is authorized to issue up to 12,500,000 Units of Limited Partnership interest in addition to those issued to the initial Limited Partners.

The Partnership's Net Profits, Net Losses, and Tax Credits are to be allocated 99% to the Limited Partners and 1% to the General Partner.

Available Cash from Operations and Cash from Sales and Refinancing, as defined in the Limited Partnership Agreement, are to be distributed as follows:

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

          (A)  10% of remaining Cash from Operations and

          (B) 15% of remaining Cash from Sales or Refinancing.

Fourth, the balance to the Limited Partners.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


7.  Concentration of credit risk and major customers:

The Partnership leases equipment to lessees in diversified industries. Leases are subject to the General Partner's credit committee review. The leases provide for the return of the equipment upon default.

As of December 31, 2000, 1999 and 1998, there were concentrations (greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

                                         2000       1999       1998
                                         ----       ----       ----
        Rail transportation               35%        26%        21%
        Manufacturing, other              29%         *          *
        Construction                      11%         *          *
        Petroleum and coal products        *         14%         *
        Mining                             *         13%        14%

        * Less than 10%.

During 2000, two customers each comprised 11% of the Partnership's revenues from leases. During 1999, no customers comprised in excess of 10% of the Partnership's revenues from leases. During 1998, two customers comprised 14% and 11% of the Partnership's revenues from leases.


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

During 2000 and 1998, the Partnership borrowed $1,000,000 under the line of credit in each year. No amounts were borrowed in 1999. There were no repayments on the line of credit during 2000 or 1998. The Partnership repaid $1,000,000 under the line of credit in 1999. Interest on the line of credit is based on either the thirty day LIBOR rate or the bank's prime rate.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of December 31, 2000. At December 31, 2000, $39,969,040 was available under this agreement.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


9.  Fair value of financial instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Cash and cash equivalents:

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

Non-recourse debt:

The fair value of the Partnership's non-recourse debt is estimated using discounted cash flow analyses, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Partnership's non-recourse debt at December 31, 2000 is $15,996,994.

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

In October 1997 and 1999, Schwegmann's Giant Supermarkets, one of the Partnership's lessees, defaulted on its lease obligations. The Partnership has sold the assets relating to the defaulted lease obligation. Subsequent to the sales of the assets, the Partnership reclassified the remaining lease investments to other receivables. The book value of the other receivables was $1,410,388 at December 31, 2000 and 1999. The General Partner has provided for a reserve of $100,605 on the other receivables at December 31, 2000 and 1999.


11.  Contingencies:

On September 11, 2000, Republic Transportation Finance, Inc. and its parent, Republic Financial Corporation (collectively, "Republic"), filed suit against the Partnership, claiming relief in the amount of $1,110,770, representing Republic's interpretation of their proceeds to a residual sharing arrangement. The Partnership does not dispute that sums are owed to Republic, merely the amount. The Partnership believes that Republic is only entitled to $587,317 (which amount is included in accounts payable in the Partnership's financial statements), based upon the Partnership's interpretation of the underlying contract. The Partnership believes that the suit is without merit, and is aggressively defending the action. Although the Partnership believes it has a reasonable basis for prevailing, the outcome of this matter remains uncertain.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON
           ACCOUNTING AND FINANCIAL DISCLOSURES

None


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

The registrant is a Limited Partnership and, therefore, has no officers or directors.

All of the outstanding capital stock of ATEL Financial Corporation (the General Partner) is held by ATEL Capital Group ("ACG"), a holding company formed to control ATEL and affiliated companies. The outstanding voting capital stock of ATEL Capital Group is owned 75% by A. J. Batt and 25% by Dean Cash.

Each of ATEL Leasing Corporation ("ALC"), ATEL Equipment Corporation ("AEC"), ATEL Investor Services ("AIS") and ATEL Financial Corporation ("AFC") is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Partnership. Acquisition services are performed for the Partnership by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Partnership are performed by AFC. ATEL Securities Corporation ("ASC") is a wholly-owned subsidiary of ATEL Financial Corporation.

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

Paritosh K. Choksi         Director, Senior Vice President and Chief Financial
                              Officer of ACG, AFC, ALC, AEC and AIS

Donald E. Carpenter        Vice President and Controller of ACG, AFC, ALC, AEC
                              and AIS; Chief Financial Officer of ASC

Vasco H. Morais            Senior Vice President, Secretary and General Counsel
                              for ACG, AFC, ALC, AIS and AEC

A. J. Batt, age 64, founded ATEL in 1977 and has been its president and chairman of the board of directors since its inception. From 1973 to 1977, he was employed by GATX Leasing Corporation as manager-data processing and equity placement for the lease underwriting department, which was involved in equipment financing for major corporations. From 1967 to 1973 Mr. Batt was a senior technical representative for General Electric Corporation, involved in sales and support services for computer time-sharing applications for corporations and financial institutions. Prior to that time, he was employed by North American Aviation as an engineer involved in the Apollo project. Mr. Batt received a B.Sc. degree with honors in mathematics and physics from the University of British Columbia in 1961.

Dean L. Cash, age 50, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 47, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix's capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix's portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Donald E. Carpenter, age 52, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 42, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.


Item 11.  EXECUTIVE COMPENSATION

The registrant is a Limited Partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the General Partner and its Affiliates. The amount of such remuneration paid for the years ended December 31, 2000, 1999 and 1998 is set forth in Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 5 thereof, which information is hereby incorporated by reference.

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

The maximum amount of such fees to be paid is $5,929,583, all of which had been paid as of December 31, 1996. No such fees have been paid subsequent to that date.

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

Incentive Management Fees

As compensation for its services rendered in establishing and maintaining the composition of the Partnership's equipment portfolio and its acquisition and debt strategies and supervising fund administration including supervising the preparation of reports and maintenance of financial and operating data of the Partnership, Securities and Exchange Commission and Internal Revenue Service filings, returns and reports, the General Partner is entitled to receive the Partnership management fee which shall be payable for each fiscal quarter and shall be an amount equal to 5% of distributions of cash from operations until such time as the Limited Partners have received aggregate distributions of cash from operations in an amount equal to their original invested capital plus a 10% per annum return on their average adjusted invested capital (as defined in the Limited Partnership Agreement). Thereafter, the incentive management fee shall be 15% of all distributions of cash from operations, sales or refinancing. See
Note 5 to the financial statements included at Item 8 of this report for amounts paid.

Equipment Resale Fees

As compensation for services rendered in connection with the sale of equipment, the General Partner is entitled to receive an amount equal to the lesser of (i) 3% of the sales price of the equipment, or (ii) one-half the normal competitive equipment sales commission charged by unaffiliated parties for such services. Such fee is payable only after the Limited Partners have received a return of their adjusted invested capital (as defined in the Limited Partnership Agreement) plus 10% of their adjusted invested capital per annum calculated on a cumulative basis, compounded daily, commencing the last day of the quarter in which the limited partner was admitted to the Partnership. To date, none have been accrued or paid.

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

General Partner's Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 99% to the Limited Partners and 1% to the General Partner. See the statements of income included in
Item 8 of this report for the amounts allocated to the General and Limited Partners in 2000, 1999 and 1998.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2000, no investor is known to the Partnership to hold beneficially more than 5% of the issued and outstanding Units.

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

The General Partner may at any time call a meeting of the Limited Partners or a vote of the Limited Partners without a meeting, on matters on which they are entitled to vote, and shall call such meeting or for vote without a meeting following receipt of a written request therefore of Limited Partners holding 10% or more of the total outstanding Limited Partnership units.


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

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

                       (a) Financial Statements and Schedules
                       1.  Financial Statements
                           Included in Part II of this report:

                           Report of Independent Auditors

                           Balance Sheets at December 31, 2000 and 1999

                           Statements of Income for the years ended December 31, 2000, 1999 and 1998

                           Statements of Changes in Partners' Capital for the years ended December 31, 2000, 1999 and 1998

                           Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

                           Notes to Financial Statements

                       2.  Financial Statement Schedules
                           All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                       (b) Reports on Form 8-K for the fourth quarter of 2000
                           None

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



                    Date:  3/23/2001

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



           SIGNATURE                     CAPACITIES                   DATE



/s/  A. J. Batt            President and Chief Executive Officer of 3/23/2001
-------------------------- ATEL Financial Corporation (General
A. J. Batt                 Partner)







 /s/ Dean Cash             Executive Vice President of ATEL         3/23/2001
-------------------------- Financial Corporation (General Partner)
Dean Cash




/s/ Paritosh K. Choksi     Principal financial officer of           3/23/2001
-------------------------- registrant; principal financial officer
Paritosh K. Choksi         and director of ATEL Financial
                           Corporation





/s/ Donald E. Carpenter    Principal accounting officer of          3/23/2001
-------------------------- registrant; principal accounting officer
Donald E. Carpenter        of ATEL Financial Corporation





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