Form 10-Q
period 2001-03-31
ATEL CASH DISTRIBUTION FUND V L P
filed 2001-05-14
CIK 892875

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                          For the quarterly period ended March 31, 2001

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

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                 BALANCE SHEETS

                      MARCH 31, 2001 AND DECEMBER 31, 2000
                                   (Unaudited)


                                     ASSETS

                                               2001                2000
                                               ----                ----
Cash and cash equivalents                         $ 525,564        $1,571,943

Accounts receivable                               2,050,654         2,299,308

Notes receivable, net of allowance for
   doubtful account of $100,605
   in 2001 and 2000                               1,309,783         1,309,783

Investments in leases                            41,416,500        44,819,860
                                       --------------------- -----------------
Total assets                                   $ 45,302,501       $50,000,894
                                       ===================== =================

                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                               $14,475,591       $16,389,312

Line of credit                                    2,000,000         1,000,000

Accounts payable:
   Equipment purchases                                1,352             1,352
   General Partner                                  102,492            76,886
   Other                                            821,478           860,649
Accrued interest expense                             47,568            61,866
Unearned operating lease income                      79,271           194,253
                                       --------------------- -----------------
Total liabilities                                17,527,752        18,584,318
Partners' capital:
     General Partner                                187,715           186,646
     Limited Partners                            27,587,034        31,229,930
                                       --------------------- -----------------
Total partners' capital                          27,774,749        31,416,576
                                       --------------------- -----------------
Total liabilities and partners' capital        $ 45,302,501       $50,000,894
                                       ===================== =================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                INCOME STATEMENTS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2001 AND 2000
                                   (Unaudited)

Revenues:                                                         2001                2000
                                                                  ----                ----
   Leasing activities:
      Operating leases                                             $ 1,553,439        $2,811,074
      Direct financing leases                                          151,390           390,128
      Leveraged leases                                                  14,243             2,410
      Gain on sales of assets                                          282,187           150,078
Interest income                                                         13,691            39,164
Other                                                                    1,165             5,285
                                                          --------------------- -----------------
                                                                     2,016,115         3,398,139
Expenses:
Depreciation and amortization                                        1,183,416         1,679,517
Interest expense                                                       293,909           338,024
Cost reimbursements to General Partner                                 173,833            72,350
Equipment and incentive management fees to General Partner             102,492           115,923
Other                                                                   72,200            53,240
Professional fees                                                       71,736            20,978
Railcar maintenance                                                     11,610            94,576
                                                          --------------------- -----------------
                                                                     1,909,196         2,374,608
                                                          --------------------- -----------------
Net income                                                           $ 106,919        $1,023,531
                                                          ===================== =================

Net income:
   General Partner                                                     $ 1,069          $ 10,235
   Limited Partners                                                    105,850         1,013,296
                                                          --------------------- -----------------
                                                                     $ 106,919        $1,023,531
                                                          ===================== =================

Net income per Limited Partnership Unit                                 $ 0.01            $ 0.08
Weighted average number of Units outstanding                        12,497,000        12,497,000

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                               THREE MONTH PERIOD
                              ENDED MARCH 31, 2001
                                   (Unaudited)

                                                   Limited Partners        General
                                       Units            Amount             Partner              Total
Balance December 31, 2000               12,497,000      $31,229,930             $ 186,646       $31,416,576
Distributions to limited partners                        (3,748,746)                    -        (3,748,746)
Net income                                                  105,850                 1,069           106,919
                                  ----------------- ---------------- --------------------- -----------------
Balance March 31, 2001                  12,497,000      $27,587,034             $ 187,715       $27,774,749
                                  ================= ================ ===================== =================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                            STATEMENTS OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2001 AND 2000


Operating activities:                                         2001                2000
                                                              ----                ----
Net income                                                       $ 106,919        $1,023,531
Adjustment to reconcile net income to cash provided
   by operating activities:
   Depreciation and amortization                                 1,183,416         1,679,517
   Gain on sales of lease assets                                  (282,187)         (150,078)
   Leveraged lease income                                          (14,243)           (2,410)
   Changes in operating assets and liabilities:
      Accounts receivable                                          248,654           740,761
      Accounts payable, General Partner                             25,606            23,764
      Accounts payable, other                                      (39,171)           12,032
      Accrued interest expense                                     (14,298)          (10,002)
      Unearned operating lease income                             (114,982)         (143,669)
                                                      --------------------- -----------------
Net cash provided by operations                                  1,099,714         3,173,446
                                                      --------------------- -----------------

Investing activities:
Proceeds from sales of lease assets                              2,370,549         2,085,860
Reduction of net investment in direct financing leases             117,339           153,893
Reduction of net investment in leveraged leases                     28,486             4,820
                                                      --------------------- -----------------
Net cash provided by investing activities                        2,516,374         2,244,573
                                                      --------------------- -----------------

Financing activities:
Distributions to Limited Partners                               (3,748,746)       (3,747,991)
Repayments of non-recourse debt                                 (1,913,721)       (1,701,838)
Borrowings under line of credit                                  1,000,000                 -
                                                      --------------------- -----------------
Net cash used in financing activities                           (4,662,467)       (5,449,829)
                                                      --------------------- -----------------

Net decrease in cash and cash equivalents                       (1,046,379)          (31,810)

Cash and cash equivalents at beginning of period                 1,571,943         3,330,065
                                                      --------------------- -----------------
Cash and cash equivalents at end of period                       $ 525,564        $3,298,255
                                                      ===================== =================
Supplemental disclosures of cash flow information:
Cash paid during the period for interest                         $ 308,207         $ 348,026
                                                      ===================== =================






                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                                   (Unaudited)


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


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                             Depreciation
                                              Balance        Expense and                               Balance
                                            December 31,     Amortization     Reclassifications       March 31,
                                                2000          of Leases         & Dispositions           2001
                                                ----          ---------         --------------           ----
Net investment in operating leases            $ 32,786,220     $ (1,114,777)           $ (699,375)      $30,972,068
Net investment in direct financing leases       10,806,430         (117,339)           (1,100,048)        9,589,043
Net investment in leveraged leases               1,567,840          (14,243)             (247,501)        1,306,096
Residual value interests                           835,759                -                     -           835,759
Assets held for sale or lease                      414,733                -               (41,438)          373,295
Reserve for losses                              (2,224,816)               -                     -        (2,224,816)
Initial direct costs, net of accumulated
   amortization of $1,396,983 in 2000 and
   $1,314,532 in 2001                              633,694          (68,639)                    -           565,055
                                          ----------------- ---------------- --------------------- -----------------
                                              $ 44,819,860     $ (1,314,998)         $ (2,088,362)      $41,416,500
                                          ================= ================ ===================== =================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                                   (Unaudited)


3.  Investment in leases (continued):

Property on operating leases consists of the following:

                                  Balance                                                  Balance
                                December 31,                      Reclassifications       March 31,
                                    2000         Depreciation       & Dispositions           2001
                                    ----         ------------       --------------           ----
Transportation                    $ 39,986,135                           $ (1,955,780)      $38,030,355
Construction                        11,811,563                               (120,465)       11,691,098
Materials handling                   4,258,309                               (518,682)        3,739,627
Manufacturing                        3,128,154                                      -         3,128,154
                              ----------------- ---------------- --------------------- -----------------
                                    59,184,161                             (2,594,927)       56,589,234
Less accumulated depreciation      (26,397,941)    $ (1,114,777)            1,895,552       (25,617,166)
                              ----------------- ---------------- --------------------- -----------------
                                  $ 32,786,220     $ (1,114,777)           $ (699,375)      $30,972,068
                              ================= ================ ===================== =================

All of the property on leases was acquired in 1993, 1994, 1995, 1996 and 1997.

At March 31, 2001, the aggregate amounts of future minimum lease payments are as follows:

                                              Direct
          Year ending      Operating        Financing
         December 31,        Leases           Leases              Total
         ------------        ------           ------              -----
                 2001         $3,925,388       $1,524,684           $ 5,450,072
                 2002          3,544,551        1,955,437             5,499,988
                 2003          1,722,093          428,734             2,150,827
                 2004            767,944          622,852             1,390,796
                 2005            821,534          496,654             1,318,188
           Thereafter          4,639,278        4,511,271             9,150,549
                        ----------------- ---------------- ---------------------
                            $ 15,420,788       $9,539,632          $ 24,960,420
                        ================= ================ =====================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                                   (Unaudited)


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 6.7% to 10.53%.

Future minimum principal payments of non-recourse debt are as follows:

        Year ending
       December 31,      Principal         Interest             Total
       ------------      ---------         --------             -----
               2001         $2,812,319        $ 730,585           $ 3,542,904
               2002          2,725,049          694,127             3,419,176
               2003            709,048          553,832             1,262,880
               2004            453,005          513,642               966,647
               2005            481,214          485,263               966,477
         Thereafter          7,294,956        2,432,093             9,727,049
                      ----------------- ---------------- ---------------------
                          $ 14,475,591       $5,409,542          $ 19,885,133
                      ================= ================ =====================


5.  Related party transactions:

The terms of the Limited Partnership  Agreement provide that the General Partner
and/or   Affiliates   are  entitled  to  receive   certain  fees  for  equipment
acquisition, management and resale and for management of the Partnership.

The Limited Partnership Agreement allows for the reimbursement of costs incurred by the General Partner in providing services to the Partnership. Services provided include Partnership accounting, investor relations, legal counsel and lease and equipment documentation. The General Partner is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services, such as acquisition and management of equipment. Reimbursable costs incurred by the General Partner are allocated to the Partnership based upon actual time incurred by employees working on Partnership business and an allocation of rent and other costs based on utilization studies.

Substantially all employees of the General Partner record time incurred in performing services on behalf of all of the Partnerships serviced by the General Partner. The General Partner believes that the costs reimbursed are the lower of
(i) actual costs incurred on behalf of the Partnership or (ii) the amount the Partnership would be required to pay independent parties for comparable services in the same geographic location and are reimbursable in accordance with the Limited Partnership Agreement.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                                   (Unaudited)


5.  Related party transactions (continued):

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                                                         2001                2000
                                                                                         ----                ----
Costs reimbursed to General Partner                                                         $ 173,833         $ 72,350

Incentive  management  fees  (computed  as  5% of  distributions  of  cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees  (computed as 5% of gross revenues from  operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited Partnership Agreement).                              102,492          115,923
                                                                                 --------------------- -----------------
                                                                                            $ 276,325         $ 188,273
                                                                                 ===================== =================


6. Partner's capital:

As of March 31, 2001, 12,497,000 Units of Limited Partnership (Units) interest were issued and outstanding (including the 50 Units issued to the initial Limited Partners). The Partnership is authorized to issue up to 12,500,000 Units in addition to those issued to the initial Limited Partners.

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

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                                   (Unaudited)


7.  Line of credit:

The Partnership participates with the General Partner and certain of its Affiliates in a $62,000,000 revolving credit agreement with a group of financial institutions which expires on April 12, 2002. The agreement includes an acquisition facility and a warehouse facility which are used to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the Affiliates, the Partnership and the General Partner.

The Partnership had $1,000,000 of borrowings under the agreement at March 31, 2001.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of March 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

In 2001 and 2000, the Partnership's primary sources of cash were proceeds from sales of lease assets and operating lease rents. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases and proceeds from asset sales exceed expenses, and decreasing as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases and proceeds from sales of assets.

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

The  Partnership  participates  with the  General  Partner  and  certain  of its
affiliates  in  a  $62,000,000   revolving  line  of  credit  with  a  financial
institution. The line of credit expires on April 12, 2002.

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

As of March 31, 2001, the Partnership had borrowed $58,317,911 on a non-recourse basis with remaining unpaid balances of $14,475,591. Borrowings are to be generally non-recourse to the Partnership, that is, the only recourse of the lender upon a default by the lessee on the underlying lease will be to the equipment or corresponding lease acquired with the loan proceeds. The General Partner expects that aggregate borrowings in the future will not exceed 40% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. As of March 31, 2001, the Partnership had no such commitments.

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

Cash Flows

In both 2001 and 2000, the Partnership's primary operating source of cash was revenues from operating leases. Operating lease revenues decreased by $1,257,635, primarily as a result of sales of operating lease assets over the last year.

In 2001 and 2000, the Partnership's primary source of cash flows from investing activities was proceeds from sales of lease assets. Such sales proceeds are not expected to be consistent from one period to another. Rents on direct financing and leveraged leases (accounted for as reductions in the net investment in such leases) also provided cash in both 2001 and 2000.

In 2001 and 2000, the single largest financing use of cash was distributions to limited partners. The amount of such distributions did not change significantly. In 2001, the only source of cash from financing activities was $1,000,000 borrowed on the line of credit. There were no sources of cash from financing activities in 2000. As a result of scheduled debt payments, certain notes have been paid off. This would have led to an overall reduction in the amounts of cash used to repay debt compared to 2000. The total principal payments increase because of an early repayment of debt of $696,742.


Results of operations

Operations resulted in net income of $106,919 in 2001 compared to $1,023,531 in 2000.

Operating lease revenues (and the related depreciation expense) have decreased as a result of sales of assets over the last year. Direct financing lease revenues have decreased due to the same cause.

As scheduled debt payments have been made, debt balances have been reduced. This caused interest expense to decrease by $44,115 compared to 2000.

Sales of lease assets increased in the first quarter of 2001 compared to the same period in 2000. Gains recognized on these sales increased from $150,078 in 2000 to $282,187 in 2001.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

The following is a discussion of legal matters involving the Partnership but which do not represent claims against the Partnership or its assets, except for the claim by Republic Financial Corporation described below. No other material legal proceedings are currently pending against the Partnership or against any of its assets.

Schwegmann's Giant Supermarkets:

In October 1997, Schwegmann's Giant Supermarkets defaulted on the timely performance of the lease payments, and certain other obligations under the lease, with respect to two of five locations of retail grocery store fixtures and equipment, with a receivable balance then totaling approximately $1.7 million. The remaining portion of the lease payments with respect to three of five stores was assumed by SGSM Acquisition Company (a subsidiary of Kohlberg and Co.) ("SGSM"). Payments with respect to these leases remained current until February 1999; however, on March 26, 1999, SGSM filed for protection under Chapter 11 of the U.S. Bankruptcy Code. On February 22, 2000, and then on September 20, 2000, two of the obligors under the original lease, Schwegmann Westside Expressway Inc. and Schwegmann Giant Supermarkets Partnership, filed for protection under Chapter 11 of the U.S. Bankruptcy Code, respectively.

The Partnership has liquidated all equipment leased under their lease, resulting in net proceeds of $384,353.41, which represent 9.26% of original equipment cost.

The Partnership obtained and recorded a judgment against the lessee and guarantors in the approximate amount of $2.8 million, and pursued recovery of these liquidated damages, plus expenses, due under the lease. The lessee claimed sufficient assets to satisfy the claims of all secured creditors of the lessee; however, the lessee's assets are primarily relatively illiquid real property investments. The lessee received $15,000,000 in proceeds from a parcel of real property sold to a large home improvement retail chain, which amount was sufficient to pay off substantially all of the creditors, including the Partnership's claim of $2.8 million. As of this date, the Partnership has received in excess of $2.6 million in satisfaction of its claim, and the General Partner believes that it has a reasonable basis for assuming recovery of its remaining liquidated damages balance, in the approximate amount of $800,000 in full satisfaction of its claim.

Pegasus Gold Corporation:

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

At this time, the lessee is current in its lease obligations. The ultimate recovery under this lease is dependent on the price of gold remaining at a level sufficient to make the lessee's operations profitable, and, consequently, any assessment of the impact of an adverse outcome of this matter remains uncertain, although at this point, only 18 months remain of the original seven-year lease term.

Quaker Coal Company:

On December 31, 1997, Quaker Coal Company requested a moratorium on lease payments from January through March 1998. No lease payments were made by the lessee through June of 1998, and as a result, the General Partner declared the lease in default. Subsequently, the lessee cured the outstanding payments and eventually satisfied substantially all lease payments due under the Lease; however, the General Partner refused to waive the default and insisted on contractual damages. The General Partner filed a suit against the lessee for its contractual damages in the U.S. District Court of Northern California (the "Court") (Case No. 98-02971 THE). On June 16, 2000, the lessee filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The amounts of these damages have not been included in the financial statements included in Part I,
Item 1 of this report.

The Partnership obtained a stipulation for relief from the automatic bankruptcy stay to allow the Court to issue its ruling, and filed a request to participate on the Official Committee of Unsecured Creditors in the bankruptcy proceedings. The Partnership succeeded upon securing the return of its equipment, which has been liquidated, netting approximately 17% of the original equipment cost. The Court issued a ruling on March 4, 2001, denying the Partnership's claim for damages. The Lessee subsequently filed a claim against the Partnership, for reimbursement of its legal expenses. The General Partner believes the Court's decision is erroneous, as a matter law, and has filed an appeal of the decision in the U.S. District Court of Appeals. Currently, the likelihood of recovery of amounts above the payment of the lease rent and the liquidation of the equipment is speculative and highly uncertain.

Republic Transportation Finance, Inc.:

On September 11, 2000, Republic Transportation Finance, Inc. and its parent, Republic Financial Corporation (collectively, "Republic"), filed suit against the Partnership, claiming relief in the approximate amount of $1,110,770, representing Republic's interpretation of their proceeds to a residual sharing arrangement. The Partnership does not dispute that remarketing proceeds are owed to Republic, merely the amount. The Partnership believes that Republic is entitled to approximately $587,317, based upon the Partnership's interpretation of the contract. The Partnership believes that the suit is without merit, and is aggressively defending the action. Although the Partnership lost its request for dismissal of the suit for failure of establishing personal jurisdiction, and is preparing to defend on the merits of the case, it is simultaneously seeking an acceptable settlement. Although the Partnership believes it has a reasonable basis for prevailing or arriving at a satisfactory settlement, the outcome of this matter remains uncertain.

Item 2. Changes In Securities.

         Inapplicable.

Item 3. Defaults Upon Senior Securities.

         Inapplicable.

Item 4. Submission Of Matters To A Vote Of Security Holders.

         Inapplicable.

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

                     (a)Documents filed as a part of this report

                     1.  Financial Statements

                         Included in Part I of this report:

                         Balance Sheets, March 31, 2001 and December 31, 2000.

                         Statements of income for the three month periods ended March 31, 2001 and 2000.

                         Statement of changes in partners' capital for the three month period ended March 31, 2001.

                         Statements of cash flows for the three month periods ended March 31, 2001 and 2000.

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

Date:
May 11, 2001

                       ATEL CASH DISTRIBUTION FUND V, L.P.
                                  (Registrant)



                                 By: ATEL Financial Corporation
                                     General Partner of Registrant




                               By:   /s/ Dean L. Cash
                                     ----------------------------------
                                     Dean L. Cash
                                     President and Chief Executive Officer
                                     of General Partner




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