Form 10-Q
period 2001-09-30
ATEL CASH DISTRIBUTION FUND V L P
filed 2001-11-13
CIK 892875

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                            For the quarterly period ended September 30, 2001

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



                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

                      Item 1:  Financial Statements.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                 BALANCE SHEETS

                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                   (Unaudited)

                                     ASSETS


                                                  2001               2000
                                                  ----               ----
Cash                                               $ 152,593        $ 1,571,943

Accounts receivable                                1,780,715          2,299,308

Other receivables, net of allowance for
   doubtful accounts of $100,605 in 2000                   -          1,309,783

Investments in leases                             37,619,433         44,819,860
                                             ----------------  -----------------
                                                $ 39,552,741       $ 50,000,894
                                             ================  =================




                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                               $ 12,466,023       $ 16,389,312

Line of credit                                     5,500,000          1,000,000

Accounts payable
   Other                                             162,303            860,649
   General Partner                                    39,482             76,886
   Equipment purchases                                 1,352              1,352

Accrued interest                                      27,831             61,866

Unearned lease income                                125,104            194,253
                                             ----------------  -----------------
Total liabilities                                 18,322,095         18,584,318

Partners' capital:
   General Partner                                   190,204            186,646
   Limited Partners                               21,040,442         31,229,930
                                             ----------------  -----------------
Total partners' capital                           21,230,646         31,416,576
                                             ----------------  -----------------
Total liabilities and partners' capital         $ 39,552,741       $ 50,000,894
                                             ================  =================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                INCOME STATEMENTS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2001 AND 2000


                                                     Nine Months Ended                   Three Months Ended
                                                        September 30,                       September 30,
Revenues:                                          2001             2000              2001               2000
                                                   ----             ----              ----               ----
Leasing activities:
   Operating leases                               $ 4,458,003       $7,318,455        $1,534,845        $ 1,848,987
   Direct financing leases                            263,769          921,928           (30,127)           205,989
   Leveraged leases                                    47,262           63,785            16,509             18,852
   Gain (loss) on sales of assets                     291,575          893,417            78,570            (10,822)
Interest income                                        22,430          111,549             2,343             48,574
Other                                               1,239,612           27,343             1,929             13,176
                                              ---------------- ----------------  ----------------  -----------------
                                                    6,322,651        9,336,477         1,604,069          2,124,756
Expenses:
Depreciation and amortization                       3,380,903        4,981,627         1,053,728          1,509,573
Interest                                              865,489        1,068,208           287,356            351,305
Cost reimbursements to General Partner                733,822          315,319           319,021            119,725
Other                                                 428,233          261,793           159,392             76,996
Management fees                                       379,368          609,084            64,339            117,297
Railcar maintenance                                   179,027          251,389            83,420            112,819
                                              ---------------- ----------------  ----------------  -----------------
                                                    5,966,842        7,487,420         1,967,256          2,287,715
                                              ---------------- ----------------  ----------------  -----------------
Net income (loss)                                   $ 355,809       $1,849,057        $ (363,187)        $ (162,959)
                                              ================ ================  ================  =================


Net income (loss):
     General Partner                                  $ 3,558         $ 18,491          $ (3,632)          $ (1,630)
     Limited Partners                                 352,251        1,830,566          (359,555)          (161,329)
                                              ---------------- ----------------  ----------------  -----------------
                                                    $ 355,809       $1,849,057        $ (363,187)        $ (162,959)
                                              ================ ================  ================  =================

Net income (loss) per Limited Partnership unit         $ 0.03           $ 0.15           $ (0.03)           $ (0.01)

Weighted average number of units outstanding       12,497,000       12,497,000        12,497,000         12,497,000


                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                             NINE MONTH PERIOD ENDED
                               SEPTEMBER 30, 2001
                                   (Unaudited)

                                                   Limited Partners      General
                                       Units           Amount            Partner            Total

Balance December 31, 2000              12,497,000      $31,229,930         $ 186,646       $ 31,416,576
Distributions to limited partners                      (10,541,739)                -        (10,541,739)
Net income                                                 352,251             3,558            355,809
                                  ---------------- ----------------  ----------------  -----------------
Balance September 30, 2001             12,497,000      $21,040,442         $ 190,204       $ 21,230,646
                                  ================ ================  ================  =================

                             See accompanying notes.

                            STATEMENTS OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                                   Nine Months Ended                   Three Months Ended
                                                                      September 30,                       September 30,
                                                                      -------------                       -------------
                                                                 2001             2000              2001               2000
                                                                 ----             ----              ----               ----
Operating activities:
Net income                                                        $ 355,809       $1,849,057        $ (363,187)        $ (162,959)
Adjustments to reconcile net income (loss) to net
   cash provided by operations
   Depreciation and amortization                                  3,380,903        4,981,627         1,053,728          1,509,573
   Leveraged lease income                                           (47,262)         (63,785)          (16,509)           (18,852)
   (Gain) loss on sale of assets                                   (291,575)        (893,417)          (78,570)            10,822
Changes in operating assets and liabilities:
      Accounts receivable                                           518,593          490,883          (160,103)          (156,626)
      Accounts payable, General Partner                             (37,404)         (45,868)         (278,272)          (199,005)
      Accounts payable, other                                      (698,346)         530,274          (629,661)            44,852
      Unearned lease income                                         (69,149)        (144,126)          (45,082)             1,048
      Accrued interest                                              (34,035)         (33,218)           32,820            (16,535)
                                                            ---------------- ----------------  ----------------  -----------------
Net cash provided by (used in) operating
   activities                                                     3,077,534        6,671,427          (484,836)         1,012,318
                                                            ---------------- ----------------  ----------------  -----------------

Investing activities:
Proceeds from sales of assets                                     2,839,712        5,519,246           646,075            879,544
Reductions in investment in direct financing leases               1,318,649        1,886,055           282,110            672,932
Payments received on notes receivable                             1,309,783          159,569                 -                  -
                                                            ---------------- ----------------  ----------------  -----------------
Net cash provided by investing activities                         5,468,144        7,564,870           928,185          1,552,476
                                                            ---------------- ----------------  ----------------  -----------------

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                             STATEMENT OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                                   Nine Months Ended                   Three Months Ended
                                                                     September 30,                      September 30,
                                                                     -------------                      -------------
                                                                 2001             2000              2001               2000
                                                                 ----             ----              ----               ----
Financing activities:
Distributions to limited partners                               (10,541,739)     (11,338,849)       (3,043,965)        (3,842,083)
Repayments of non-recourse debt                                  (3,923,289)      (4,506,291)       (1,015,496)        (1,080,842)
Borrowing under line of credit                                    6,500,000                -         3,500,000                  -
Repayment of line of credit                                      (2,000,000)               -                 -                  -
                                                            ---------------- ----------------  ----------------  -----------------
Net cash used in financing activities                            (9,965,028)     (15,845,140)         (559,461)        (4,922,925)
                                                            ---------------- ----------------  ----------------  -----------------
Net decrease in cash and cash equivalents                        (1,419,350)      (1,608,843)         (116,112)        (2,358,131)
Cash and cash equivalents at beginning
   of period                                                      1,571,943        3,330,065           268,705          4,079,353
                                                            ---------------- ----------------  ----------------  -----------------
Cash and cash equivalents at end of period                        $ 152,593       $1,721,222         $ 152,593        $ 1,721,222
                                                            ================ ================  ================  =================


Supplemental disclosure of cash flow information:

Cash paid for interest during period                              $ 899,524       $1,101,426         $ 297,324          $ 367,840
                                                            ================ ================  ================  =================




                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (Unaudited)


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


3. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                              Depreciation
                                                              Expense or         Reclass-
                                            December 31,     Amortization      ifications &      September 30,
                                                2000           of Leases       Dispositions           2001
                                                ----           ---------      --------------          ----
Net investment in operating leases             $32,786,220     $ (3,216,720)     $ (1,018,584)       $28,550,916
Net investment in direct financing leases       10,806,430       (1,318,649)         (804,021)         8,683,760
Net investment in leveraged leases               1,567,840           47,262          (545,819)         1,069,283
Residual value interests                           835,759                -                 -            835,759
Equipment held for sale or lease                   414,733                -          (179,713)           235,020
Initial direct costs, net of accumulated
   amortization of $1,396,983 in 2000 and
   $1,091,974 in 2001.                             633,694         (164,183)                -            469,511
Reserve for losses                              (2,224,816)               -                 -         (2,224,816)
                                           ---------------- ----------------  ----------------  -----------------
                                               $44,819,860     $ (4,652,290)     $ (2,548,137)      $ 37,619,433
                                           ================ ================  ================  =================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (Unaudited)


3. Investments in leases (continued):

The following schedule provides an analysis of the Partnership's investment in property on operating leases by major classifications as of December 31, 2000, dispositions and reclassifications during the quarters ended March 31, June 30 and September 30, 2001 and as of September 30, 2001.

                                December 31,             Dispositions & Reclassifications             September 30,
                                                         --------------------------------
                                    2000          1st Quarter      2nd Quarter       3rd Quarter           2001
                                    ----          -----------      -----------       -----------           ----
Transportation                    $ 39,986,135      $(1,955,780)      $ (237,092)       $ (233,206)      $ 37,560,057
Construction                        11,811,563       $ (120,465)               -          (266,091)        11,425,007
Materials handling                   4,258,309         (518,682)        (611,472)          313,295          3,441,450
Furniture and fixtures               3,128,154                -          336,295          (336,294)         3,128,155
                              ----------------- ---------------- ----------------  ----------------  -----------------
                                    59,184,161       (2,594,927)        (512,269)         (522,296)        55,554,669
Less accumulated depreciation      (26,397,941)         780,775         (743,071)         (643,516)       (27,003,753)
                              ----------------- ---------------- ----------------  ----------------  -----------------
                                  $ 32,786,220      $(1,814,152)    $ (1,255,340)     $ (1,165,812)      $ 28,550,916
                              ================= ================ ================  ================  =================

All of the property on operating leases was acquired during 1993, 1994, 1995, 1996 and 1997.

At September 30, 2001, the aggregate amounts of future minimum lease payments are as follows:

                                                                Direct
                                             Operating         Financing           Total
   Three months ending December 31, 2001       $1,372,446         $ 492,864        $ 1,865,310
           Year ending December 31, 2002        4,276,687         1,955,737          6,232,424
                                    2003        1,660,354           428,734          2,089,088
                                    2004          752,509           622,851          1,375,360
                                    2005          821,534           496,654          1,318,188
                              Thereafter        4,639,278         4,511,271          9,150,549
                                          ----------------  ----------------  -----------------
                                              $13,522,808        $8,508,111       $ 22,030,919
                                          ================  ================  =================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (Unaudited)


3. Investments in leases (continued):

Direct financing leases:

The following lists the components of the Partnership's investment in direct financing leases as of September 30, 2001.

Total minimum lease payments receivable                          $8,508,111
Estimated residual values of leased equipment (unguaranteed)      2,994,846
                                                            ----------------
Investment in direct financing leases                            11,502,957
Less unearned income                                             (2,819,197)
                                                            ----------------
Net investment in direct financing leases                        $8,683,760
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

Future minimum principal payments of non-recourse debt as of September 30, 2000 are as follows:

                                             Principal         Interest            Total
    Three months ending December 31, 2001       $ 802,750         $ 221,788        $ 1,024,538
            Year ending December 31, 2002       2,725,049           694,127          3,419,176
                                     2003         709,048           553,832          1,262,880
                                     2004         453,006           513,642            966,648
                                     2005         481,214           485,263            966,477
                               Thereafter       7,294,956         2,432,093          9,727,049
                                          ----------------  ----------------  -----------------
                                              $12,466,023        $4,900,745       $ 17,366,768
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

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (Unaudited)

5.  Related party transactions (continued):

The General Partner and/or Affiliates earned the following fees and commissions, pursuant to the Agreement of Limited Partnership as follows:

                                                  2001              2000
                                                  ----              ----
Equipment and incentive management fees            $ 379,368         $ 609,084
Cost reimbursements to General Partner               733,822           315,319
                                             ----------------  ----------------
                                                  $1,113,190         $ 924,403
                                             ================  ================


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

                               SEPTEMBER 30, 2001
                                   (Unaudited)


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

At September 30, 2001, the Partnership had $5,500,000 of borrowings under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of September 30, 2001.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

We currently have available adequate reserves to meet contingencies, but in the event those reserves were found to be inadequate, we would likely be in a position to borrow against our current portfolio to meet such requirements. We envision no such requirements for operating purposes.

As of September 30, 2001, we had borrowed $58,317,911. The remaining unpaid balance as of that date was $12,466,023. Long-term borrowings are to be non-recourse to us, that is, the only recourse of the lender will be to the equipment or corresponding lease acquired or secured with the loan proceeds. We expect that aggregate borrowings in the future will not exceed 40% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

We participate with the General Partner and certain of its affiliates in a $62,000,000 revolving line of credit with a group of financial institutions. The line of credit expires on April 12, 2002.

We have made no commitments of capital, nor do we expect to make any, other than for the acquisition of additional equipment. As of September 30, 2001, we had made no such commitments.

If inflation in the general economy becomes significant, it may affect us in that the residual (resale) values and rates on re-leases of our leased assets may increase as the costs of similar assets increase. However, the our revenues from existing leases would not increase, as such rates are generally fixed for the terms of the leases without adjustment for inflation.

If interest rates increase significantly, the lease rates that we can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Our leases already in place, for the most part, would not be affected by changes in interest rates.

In 2001 and in 2000, our most significant source of cash was lease rents.

Cash flows - 2001 vs. 2000:

In both 2001 and 2000, our primary source of operating cash flows was operating lease rents. Our operating lease rents decreased by $2,860,452 (39%) as a result of asset sales over the last year.

In 2001 and 2000 our largest source of cash from investing activities was the proceeds from sales of lease assets. In both years, lease rents from direct financing lease transactions also provided a significant amount of cash flows. In 2001, we received payments on notes receivable from a former lessee, which also provided a significant amount of cash.

In 2001, our only financing source of cash flows was borrowings under the line of credit. There were no sources if cash from financing activities in 2000. The amounts of cash we have used for repayments of non-recourse debt have decreased as a result of scheduled debt payments. Our distributions to the Limited Partners did not change significantly.

Results of operations - 2001 vs. 2000:

In 2001, our operations resulted in net income of $355,809 for the nine month period and a net loss of $363,187 for the three month period. In 2000, operations resulted in net income of $1,849,057 for the nine month period and a net loss of $162,959 for the three month period.

Operating leases are our primary source of revenues. These revenues decreased by $2,860,452 (39%) compared to 2000. The decrease resulted from asset sales over the last year. Depreciation expense is directly related to our operating lease assets and has also decreased compared to 2000 as a result of these asset sales. Management fees are based on our revenues and our distributions to the Limited Partners. As a result of the decrease in our lease revenues, management fees have declined compared to 2000. Our debt balances have been reduced by scheduled debt payments. This has resulted in a decrease of $202,709 in interest expense compared to 2000.


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

The Partnership has liquidated all equipment leased under their lease, resulting in net proceeds of $384,353.41, which represents 9.26% of original equipment cost.

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

Pegasus Gold Corporation:

On January 16, 1998, Pegasus Gold Corporation filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The initial meeting of creditors established by the U.S. Trustee's Office was held on March 9, 1998. The lessee's lease with the Partnership had previously been leveraged on a non-recourse basis with The CIT Group/Equipment Financing, Inc. ("CIT"), and all lease receivables were assigned to the lender. Consequently, the Partnership's exposure is no greater than the fair market residual value of the equipment under lease, currently estimated at $1,101,803. The lessee, reorganized under the name Apollo Gold has assumed the Partnership's lease in the Bankruptcy Court and cured all past due payments which are now current. The Partnership has entered into an Escrow Agreement with CIT, wherein CIT has agreed not to foreclose on the Partnership's interest so long as the lessee continues to perform under the lease.

At this time, the lessee is current in its lease obligations. The ultimate recovery under this lease is dependent on the price of gold remaining at a level sufficient to make the lessee's operations profitable, and, consequently, any assessment of the impact of an adverse outcome of this matter remains uncertain. The original seven-year lease term expires on December 31, 2003.

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

The lessee filed a plan of reorganization, which has been objected to by several large creditors, including the General Partner. These creditors are also seeking a formal role on the creditors committee or formation of their own committee.

Upon the termination of the Debtor's exclusivity period, competing plans were filed by other creditors to the plan, and voting on the competing plans occurred on October 8, 2001. The results of the vote have not yet been made public.

Currently, the likelihood of recovery of amounts above the payment of the lease rent and the liquidation of the equipment is speculative and highly uncertain.

Republic Transportation Finance, Inc.:

On September 11, 2000, Republic Transportation Finance, Inc. and its parent, Republic Financial Corporation (collectively, "Republic"), filed suit against the Partnership, claiming relief in the approximate amount of $1,110,770, representing Republic's interpretation of their proceeds to a residual sharing arrangement. The Partnership did not dispute that remarketing proceeds are owed to Republic, merely the amount. The Partnership believed that Republic was entitled to approximately $587,317, based upon the Partnership's interpretation of the contract. The Partnership believed that the suit is without merit, and aggressively defended the action. Although the Partnership lost its request for dismissal of the suit for failure of establishing personal jurisdiction, and was prepared to defend on the merits of the case, it simultaneously sought an acceptable settlement. Although the Partnership believed it had a reasonable basis for prevailing, it agreed to settle this matter for a total of $750,000.


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

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

   (a)Documents filed as a part of this report

   1.  Financial Statements
       Included in Part I of this report:

          Balance Sheets, September 30, 2001 and December 31, 2000.

          Income statements for the nine and three month periods ended September 30, 2001 and 2000.

          Statement of changes in partners' capital for the nine months ended September 30, 2001.

          Statements of cash flows for the nine and three month periods ended September 30, 2001 and 2000.

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


Date:
November 12, 2001

                       ATEL CASH DISTRIBUTION FUND V, L.P.
                                  (Registrant)



            By: ATEL Financial Corporation
                General Partner of Registrant




                             By:    /s/ DEAN L. CASH
                                  ---------------------------------
                                  Dean L. Cash
                                  President and Chief Executive Officer
                                  of General Partner




                             By:    /s/ PARITOSH K. CHOKSI
                                  ---------------------------------
                                  Paritosh K. Choksi
                                  Executive Vice President of
                                  Managing Member and Principal
                                  financial officer of registrant




            By:   /s/ DONALD E. CARPENTER
                -----------------------------------
                Donald E. Carpenter
                Principal accounting officer of
                registrant