Form 10-K
period 2001-12-31
ATEL CASH DISTRIBUTION FUND V L P
filed 2002-03-27
CIK 892875

Form 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                |X| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) For the Year Ended December 31, 2001

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Prospectus dated February 22, 1993, filed pursuant to Rule 424(b) (Commission File No. 33-53162) is hereby incorporated by reference into Part IV hereof.


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

The Partnership conducted a public offering of 12,500,000 units of Limited Partnership interest (Units) at a price of $10 per Unit. As of November 15, 1994, the Partnership had received and accepted subscriptions for 12,500,000 ($125,000,000) Limited Partnership Units in addition to the Initial Limited Partners' Units and the offering was terminated. Of those Units, 12,497,000 were issued and outstanding as of December 31, 2001. Of the proceeds received, $11,875,000 was paid to ATEL Securities Corporation, a wholly-owned subsidiary of ATEL Financial Services LLC (ATEL) (the General Partner), as sales commissions, $5,738,415 was paid to the General Partner as reimbursements of
organization  and  other   syndication   costs,   $1,875,000  was  reserved  for
repurchases of Units and working capital and $105,511,585 has been used to acquire leased equipment, including acquisition fees paid or to be paid to the General Partner. Prior to converting to a limited liability company structure, the General Partner was formerly known as ATEL Financial Corporation.

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

As of December 31, 2001, the Partnership had purchased equipment with a total acquisition price of $186,995,157.

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

During 2001, 2000 and 1999, certain lessees generated significant portions of the Partnership's total lease revenues as follows:

                                                   Percentage of Total
                                                    Lease Revenues
         Lessee               Type of Equipment  2001      2000      1999
Tarmac America                Construction        16%        *         *
Burlington Northern Railroad  Locomotives         13%       11%        *
Florida Canyon Mining         Mining              13%       11%        *

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

Equipment Leasing Activities

Through December 31, 2001, the Partnership has disposed of certain leased assets as set forth below:

                                       Original
                                     Equipment Cost,                              Excess of
        Type of                        Excluding                                  Rents Over
       Equipment                     Acquisition Fees     Sales Price             Expenses *
Transportation                        $40,033,043            $20,081,755         $ 33,096,353
Furniture, fixtures and office
   equipment                           22,209,670              8,314,618           18,925,245
Mining equipment                       19,398,685              7,638,224           15,137,215
Materials handling                     12,911,811              2,553,910           13,589,562
Office automation                       4,593,822                970,163            4,813,683
Other                                   8,778,899              3,777,346            8,813,000
                                  ----------------       ----------------     ----------------
                                     $107,925,930            $43,336,016         $ 94,375,058
                                  ================       ================     ================

* Includes only those expenses directly related to the production of the related rents.

The Partnership has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 2001 and the industries to which the assets have been leased.

                                                       Purchase Price Excluding         Percentage of Total
      Asset Types                                           Acquisition Fees                Acquisitions
Transportation, over-the-road tractors and trailers          $34,546,518                           18.47%
Furniture and fixtures                                        24,145,180                           12.91%
Transportation, other                                         18,454,853                            9.87%
Mining                                                        15,986,308                            8.55%
Transportation, intermodal containers                         15,484,688                            8.28%
Construction                                                  15,335,327                            8.20%
Materials handling                                            14,469,358                            7.74%
Railroad locomotives                                          12,350,000                            6.60%
Earth moving                                                  11,943,745                            6.39%
Transportation, rail cars                                      7,180,000                            3.84%
Printing                                                       4,707,508                            2.52%
Other *                                                       12,391,672                            6.63%
                                                         ----------------                 ----------------
                                                            $186,995,157                          100.00%
                                                         ================                 ================

                                                       Purchase Price Excluding         Percentage of Total
   Industry of Lessee                                       Acquisition Fees                Acquisitions
Transportation, rail                                         $45,670,556                           24.42%
Mining                                                        29,823,055                           15.95%
Oil & gas                                                     21,301,523                           11.39%
Retail, foods                                                 11,215,586                            6.00%
Food processing                                                9,828,623                            5.26%
Construction                                                   9,410,789                            5.03%
Chemicals                                                      9,075,487                            4.85%
Retail, restaurant                                             8,528,067                            4.56%
Transportation, other                                          8,311,346                            4.44%
Primary metals                                                 7,526,037                            4.02%
Manufacturing, other                                           6,815,862                            3.64%
Manufacturing, auto/truck                                      6,690,185                            3.58%
Printing                                                       4,707,508                            2.52%
Other *                                                        8,090,533                            4.34%
                                                         ----------------                 ----------------
                                                            $186,995,157                          100.00%
                                                         ================                 ================

* Individual amounts included in "Other" represent less than 2.5% of the total.

For further information regarding the Partnership's equipment lease portfolio as of December 31, 2001, see Note 3 to the financial statements, Investments in equipment and leases, set forth in Item 8, Financial Statements and Supplementary Data.


Item 2.  PROPERTIES

The Partnership does not own or lease any real property, plant or material physical properties other than the equipment held for lease as set forth in Item 1.

Item 3.  LEGAL PROCEEDINGS

The following is a discussion of legal matters involving the Partnership but which do not represent claims against the Partnership or its assets, except for the claim by Republic Financial Corporation described below. No other material legal proceedings are currently pending against the Partnership or against any of its assets.

Schwegmann's Giant Supermarkets:

In October 1997, Schwegmann's Giant Supermarkets defaulted on the timely performance of lease payments, and certain other obligations under its lease with the Partnerhship, with respect to two of five locations of retail grocery store fixtures and equipment, with a receivable balance currently totaling approximately $1.7 million. The remaining portion of the lease payments with respect to three of five stores was assumed by SGSM Acquisition Company (a subsidiary of Kohlberg and Co.) ("SGSM"). Payments with respect to these leases remained current until February 1999; however, on March 26, 1999, SGSM filed for protection under Chapter 11 of the U.S. Bankruptcy Code. On February 22, 2000, and then on September 20, 2000, two of the obligors under the original lease, Schwegmann Westside Expressway Inc. and Schwegmann Giant Supermarkets Partnership, filed for protection under Chapter 11 of the U.S. Bankruptcy Code, respectively.

The Partnership has liquidated all equipment leased under their lease, resulting in net proceeds of $384,353, which represent 9.26% of original equipment cost.

The Partnership obtained and recorded a judgment against the lessee and guarantors in the approximate amount of $2.8 million, and pursued recovery of these liquidated damages, plus expenses, due under the lease. The lessee claimed sufficient assets to satisfy the claims of all secured creditors of the lessee; however, the lessee's assets are primarily relatively illiquid real property investments. During 2001, the lessee received $15,000,000 in proceeds from a parcel of real property sold to a large home improvement retail chain, which amount was sufficient to pay off substantially all of the creditors, including the Partnership's claim of $2.8 million. As of this date, the Partnership has received in excess of $2.6 million in satisfaction of its claim, and the General Partner believes that it has a reasonable basis for assuming recovery of its remaining liquidated damages balance, in the approximate amount of $800,000 plus legal fees, in full satisfaction of its claim.

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

At this time, the reorganized lessee is current in its lease obligations. The ultimate recovery under this lease is dependent on the price of gold remaining at a level sufficient to make the lessee's operations profitable, and, consequently, any assessment of the impact of an adverse outcome of this matter remains uncertain. The original seven-year lease term expires on December 31, 2003.

Quaker Coal Company:

On December 31, 1997, Quaker Coal Company, one of the Partnership's lessees, requested a moratorium on lease payments from January through March 1998. No lease payments were made by the lessee through June of 1998, and as a result, the General Partner declared the lease in default. Subsequently, the lessee cured the outstanding payments and eventually satisfied substantially all lease payments due under the lease; however, the General Partner refused to waive the default and insisted on contractual damages. The General Partner filed a suit against the lessee for its contractual damages in the U.S. District Court of Northern California (the "Court"). On June 16, 2000, the lessee filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The amounts of these damages have not been included in the financial statements included in Part II,
Item 8 of this report.

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

Upon the termination of the debtor's exclusivity period, competing plans were filed by other creditors to the plan, and voting on the competing plans occurred October 8, 2001. The results of the vote were that American Electric Power's ("AEP") Plan of Reorganization ("AEP Plan") was successful. Under the AEP Plan, the claim of the Partnerships has been assigned to a liquidating trustee for resolution and satisfaction from the debtor's estate.

In January 2002, ATEL attended an appellate settlement conference seeking to resolve the outstanding disputed claim. A reserve has been set aside by the liquidating trustee in the amount of $1.2 million in satisfaction of the Partnership's claims and those of its affiliates, although this claim amount remains in dispute. Currently, the likelihood of recovery of amounts above the payment of the lease rent and the liquidation of the equipment already received remains speculative and highly uncertain.

Republic Transportation Finance, Inc.:

On September 11, 2000, Republic Transportation Finance, Inc. and its parent, Republic Financial Corporation (collectively, "Republic"), filed suit against the Partnership, claiming relief in the amount of $1,110,770, representing Republic's interpretation of their proceeds to a residual sharing arrangement. The Partnership does not dispute that sums are owed to Republic, merely the amount. The Partnership believes that Republic is only entitled to $587,317 (which amount is included in accounts payable in the Partnership's financial statements at December 31, 2000), based upon the Partnership's interpretation of the underlying contract. Although the Partnership believed it had a reasonable basis for prevailing, it settled this matter for a total of $750,000 in 2001. The additional $162,683 is included in other expenses in 2001.


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

Holders

As of December 31, 2001, a total of 7,254 investors were record holders of Units in the Partnership.

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

The rate for monthly distributions from 2001 operations was $0.10 per Unit for distributions paid in February through July 2001 and $0.0667 for distributions paid in August through December 2001 and in January 2002. For quarterly distributions, the rate was $0.30 per Unit for distributions paid in April and July 2001 and $0.20 per Unit for distributions paid in October 2001 and in January 2002. Distributions were from 2001 cash flows from operations. The amounts paid to holders of Units were adjusted based on the length of time within the previous calendar month or quarter that the Units were outstanding.

The rate for monthly distributions from 2000 operations was $0.10 per Unit. The distributions were paid in February 2000 through December 2000 and in January 2001. For each quarterly distribution (paid in April, July and October 2000 and in January 2001) the rate was $0.30 per Unit. Distributions were from 2000 cash flows from operations. The amounts paid to holders of Units were adjusted based on the length of time within the previous calendar month or quarter that the Units were outstanding.

The rate for monthly distributions from 1999 operations was $0.10 per Unit. The distributions were paid in February 1999 through December 1999 and in January 2000. For each quarterly distribution (paid in April, July and October 1999 and in January 2000) the rate was $0.30 per Unit. Distributions were from 1999 cash flows from operations. The amounts paid to holders of Units were adjusted based on the length of time within the previous calendar month or quarter that the Units were outstanding.

The following table presents summarized information regarding distributions to Limited Partners:

                                              2001            2000             1999            1998             1997

Distributions of net income                       $ 0.01          $ 0.13           $ 0.41          $ 0.39           $ 0.14
Return of investment                                1.03            1.08             0.79            0.80             0.96
                                         ---------------- --------------- -------------------------------- ----------------
Distributions per unit                              1.04            1.21             1.20            1.19             1.10
Differences due to timing of
   distributions                                   (0.04)          (0.01)               -            0.01                -
                                         ---------------- --------------- -------------------------------- ----------------
Nominal distribution rates from
   above                                          $ 1.00          $ 1.20           $ 1.20          $ 1.20           $ 1.10
                                         ================ =============== ================================ ================

Owners of 1,000 or more units may make the election without charge to receive distributions on a monthly basis. Owners of less than 1,000 units may make the election upon payment of a $20.00 annual fee.


Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data of the Partnership for the years ended December 31, 2001, 2000, 1999, 1998 and 1997. This financial data should be read in conjunction with the financial statements and related notes included under Item 8.

                                              2001            2000             1999            1998             1997

Gross Revenues                               $ 7,939,473     $11,138,639      $17,064,600     $22,011,168     $ 23,437,655

Net income                                     $ 170,758     $ 1,682,730      $ 5,198,570     $ 4,861,233      $ 1,813,431

Weighted average Units                        12,497,000      12,497,000       12,497,000      12,497,000       12,497,000

Net income per Unit, based on
   weighted average Units outstanding             $ 0.01          $ 0.13           $ 0.41          $ 0.39           $ 0.14

Distributions per Unit, based on
   weighted average Units outstanding             $ 1.04          $ 1.21           $ 1.20          $ 1.19           $ 1.10

Total Assets                                 $37,160,843     $50,000,894      $67,961,144     $86,671,855    $ 106,707,576

Non-recourse Debt                            $11,663,273     $16,389,312      $22,138,639     $29,331,123     $ 40,138,400

Total Partners' Capital                      $18,546,425     $31,416,576      $44,820,397     $54,621,053     $ 64,614,239


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

The Partnership participates with the General Partner and certain of its affiliates in a $62,000,000 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on April 12, 2002. The General Partner is currently negotiating a new line of credit and anticipates that the current line of credit will either be replaced upon its expiration or that the current line of credit will be extended until the new one is finalized. As of December 31, 2001, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition facility                                $     6,500,000
Amounts borrowed by affiliated partnerships and limited liability companies under the
   acquisition facility                                                                                11,100,000
                                                                                                 ----------------
Total borrowings under the acquisition facility                                                        17,600,000
Amounts borrowed by the General Partner and its sister corporation under the warehouse facility *      10,999,501
                                                                                                 ----------------
Total outstanding balance                                                                         $   28,599,501
                                                                                                 ================

Total available under the line of credit                                                          $   62,000,000
Total outstanding balance                                                                            (28,599,501)
                                                                                                 ----------------
Remaining availability                                                                            $   33,400,499
                                                                                                 ================

* (Unaudited) The carrying value of the assets pledged as collateral and financed at December 31, 2001 was $17,955,014.

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Partnership and the General Partner.

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

As of December 31, 2001, cash balances consisted of working capital and amounts reserved for distributions in January 2002, generated from operations in 2001.

The Partnership currently has available adequate reserves to meet its immediate cash requirements, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The General Partner envisions no such requirements for operating purposes.

As  of  December  31,  2001,  the  Partnership   had  borrowed   $58,317,911  of
non-recourse debt. The remaining unpaid balance as of that date was $11,663,273.

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

See Note 4 to the financial statements for additional information regarding non-recourse debt.

The Partnership commenced regular distributions, based on cash flows from operations, beginning with the second quarter of 1993. See Items 5 and 6 for additional information regarding the distributions.

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

Cash Flows

          2001 vs. 2000:

In 2001 and 2000, operating lease rents were the Partnership's primary source of cash flows from operating activities. Cash flows from operations decreased from $8,302,775 in 2000 to $5,779,190 in 2001, a decrease of $2,523,585. This decrease was a direct consequence of decreases in operating lease revenues from $9,296,456 in 2000 to $5,850,367 in 2001, a decrease of $3,446,089.

Sources of cash from investing activities consisted of rents from direct financing leases and proceeds from sales of lease assets. Financing lease rents decreased from $2,243,051 in 2000 to $1,625,595 in 2001, a decrease of $617,456.
Proceeds from sales of lease assets are not expected to be consistent from one year to another and decreased from $7,531,930 in 2000 to $3,733,992 in 2001, a decrease of $3,797,938.

In 2001 and 2000, the only source of cash flows from financing activities was the amounts borrowed on the line of credit. Repayments of debt decreased as a result of scheduled debt payments.

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

As of December 31, 2001, 2000 and 1999, significant amounts of the Partnership's assets were leased to lessees in certain industries.

                              2001             2000            1999

Rail transportation            41%              35%             26%
Manufacturing, other           26%              29%              *
Construction                   13%              11%              *
Mining                         10%               *              13%
Petroleum and coal products     *                *              14%

* Less than 10%.

          2001 vs. 2000:

Operations in 2001 resulted in net income of $170,758 compared to $1,682,730 in 2000. The decrease is primarily due to the maturing of operating leases and the subsequent sales of the related lease assets. This resulted in decreased operating lease rents in 2001 compared to 2000. Such rents decreased from $9,296,456 in 2000 to $5,850,367 in 2001. Assets sales also resulted in decreased depreciation expense in 2001. Depreciation decreased by $1,852,011 compared to 2000.

Gains and losses recognized on the sales of lease assets are not expected to be consistent from one year to another, however, such gains increased by $59,302 compared to 2000.

Interest expense has decreased as a result of scheduled debt payments and the consequent reductions of the outstanding balances.

Equipment management fees are based on the revenues of the Partnership. As those revenues have declined, the management fees have decreased as well.

Cost reimbursements to the General Partner increased as a result of a revised analysis of the costs incurred by the General Partners and allocated to the Partnership.

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

Recent accounting pronouncement:

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Partnership expects to adopt SFAS 144 as of January 1, 2002 and it does not expect that the adoption of the Statement will have a significant impact on the Partnership's financial position and results of operations.


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

In general, the Partnership manages its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, the Partnership has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling rates. Nevertheless, the Partnership frequently funds leases with its floating rate line of credit and is therefore exposed to interest rate risk until fixed rate financing is arranged, or the floating rate line of credit is repaid. As of December 31, 2001, the outstanding balance on the floating rate line of credit was $6,500,000 and the effective interest rates of the borrowings ranged from 3.92% to 3.93%.

To hedge its interest rate risk related to this variable rate debt, the Partnership may enter into interest rate swaps. As of December 31, 2001, no swaps or other derivative financial instruments were held by the Partnership. The Partnership does not hold or issue derivative financial instruments for speculative purposes.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Auditors, Financial Statements and Notes to Financial Statements attached hereto at pages 13 through 27.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Partners
ATEL Cash Distribution Fund V, L.P.

We have audited the accompanying balance sheets of ATEL Cash Distribution Fund V, L.P. (Partnership) as of December 31, 2001 and 2000, and the related statements of income, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Cash Distribution Fund V, L.P. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ ERNST & YOUNG LLP

San Francisco, California
February 1, 2002

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                 BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000


                                     ASSETS


                                                    2001             2000

Cash and cash equivalents                            $ 443,772      $ 1,571,943

Accounts receivable, net of allowance for
   doubtful accounts of $165,285 in 2001
   and none in 2000                                  1,249,403        2,299,308

Other receivables, net of allowance for
   doubtful accounts of $100,605 in 2000                     -        1,309,783

Investments in equipment and leases                 35,467,668       44,819,860
                                               ---------------- ----------------
Total assets                                       $37,160,843     $ 50,000,894
                                               ================ ================


                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                  $11,663,273     $ 16,389,312

Line of credit                                       6,500,000        1,000,000

Accounts payable:
     General Partner                                   146,080           78,238
     Other                                             156,408          860,649

Accrued interest payable                                21,601           61,866

Unearned lease income                                  127,056          194,253
                                               ---------------- ----------------
Total liabilities                                   18,614,418       18,584,318

Partners' capital:
     General Partner                                   188,354          186,646
     Limited Partners                               18,358,071       31,229,930
                                               ---------------- ----------------
Total partners' capital                             18,546,425       31,416,576
                                               ---------------- ----------------
Total liabilities and partners' capital            $37,160,843     $ 50,000,894
                                               ================ ================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                              STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                               2001            2000             1999
Revenues:
Leasing activities:
   Operating leases                                                           $ 5,850,367     $ 9,296,456     $ 13,469,113
   Direct financing leases                                                        384,516       1,276,509        1,905,218
   Leveraged leases                                                                51,029          78,575           99,758
   Gain on sales of assets                                                        388,512         329,210        1,291,920
Interest income                                                                    23,678         128,713          274,904
Other                                                                           1,241,371          29,176           23,687
                                                                          ---------------- --------------- ----------------
                                                                                7,939,473      11,138,639       17,064,600

Expenses:
Depreciation and amortization                                                   4,432,146       6,361,613        7,935,060
Interest expense                                                                1,144,360       1,393,719        2,055,475
Cost reimbursements to General Partner                                            845,318         476,128          355,881
Other                                                                             600,919         560,175          442,298
Equipment and incentive management fees to General Partner                        485,965         605,066        1,022,381
Professional fees                                                                 260,007          59,208           54,935
                                                                          ---------------- --------------- ----------------
                                                                                7,768,715       9,455,909       11,866,030
                                                                          ---------------- --------------- ----------------
Net income                                                                      $ 170,758     $ 1,682,730      $ 5,198,570
                                                                          ================ =============== ================

Net income:
     General Partner                                                              $ 1,708        $ 16,827         $ 51,986
     Limited Partners                                                             169,050       1,665,903        5,146,584
                                                                          ---------------- --------------- ----------------
                                                                                $ 170,758     $ 1,682,730      $ 5,198,570
                                                                          ================ =============== ================

Net income per Limited Partnership unit                                            $ 0.01          $ 0.13           $ 0.41

Weighted average number of units outstanding                                   12,497,000      12,497,000       12,497,000

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                         Limited Partners     General
                                                              Units           Amount          Partner           Total

Balance December 31, 1998                                     12,497,000      $54,503,220       $ 117,833     $ 54,621,053

Distributions to Limited Partners ($1.20 per Unit)                            (14,999,226)              -      (14,999,226)
Net income                                                                      5,146,584          51,986        5,198,570
                                                         ---------------- -------------------------------- ----------------
Balance December 31, 1999                                     12,497,000       44,650,578         169,819       44,820,397

Distributions to Limited Partners ($1.21 per Unit)                            (15,086,551)              -      (15,086,551)
Net income                                                                      1,665,903          16,827        1,682,730
                                                         ---------------- -------------------------------- ----------------
Balance December 31, 2000                                     12,497,000       31,229,930         186,646       31,416,576

Distributions to Limited Partners ($1.04 per Unit)                            (13,040,909)              -      (13,040,909)
Net income                                                                        169,050           1,708          170,758
                                                         ---------------- -------------------------------- ----------------
Balance December 31, 2001                                     12,497,000      $18,358,071       $ 188,354     $ 18,546,425
                                                         ================ ================================ ================



                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


Operating activities:                                                          2001            2000             1999
Net income                                                                      $ 170,758     $ 1,682,730      $ 5,198,570
Adjustment to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization                                              4,432,146       6,361,613        7,935,060
     Leveraged lease income                                                       (51,029)        (78,575)         (99,758)
     Gain on sales of assets                                                     (388,512)       (329,210)      (1,291,920)
      Provision for doubtful accounts                                              64,680               -                -
     Changes in operating assets and liabilities:
         Accounts receivable                                                      985,225         473,319         (722,261)
         Other receivables                                                      1,309,783               -                -
         Accounts payable, General Partner                                         67,842         (40,203)        (100,296)
         Accounts payable, other                                                 (704,241)        500,818           11,062
         Accrued interest payable                                                 (40,265)        (45,316)           3,003
         Unearned lease income                                                    (67,197)       (222,401)        (454,492)
                                                                          ---------------- --------------- ----------------
Net cash provided by operating activities                                       5,779,190       8,302,775       10,478,968

Investing activities:
Proceeds from sales of assets                                                   3,733,992       7,531,930        5,186,472
Reduction of net investment in direct financing leases                          1,625,595       2,243,051        2,160,238
Purchases of equipment on operating leases                                              -               -         (176,848)
                                                                          ---------------- --------------- ----------------
Net cash provided by investing activities                                       5,359,587       9,774,981        7,169,862

Financing activities:
Distributions to Limited Partners                                             (13,040,909)    (15,086,551)     (14,999,226)
Repayments of non-recourse debt                                                (4,726,039)     (5,749,327)      (7,192,484)
Repayments of borrowings under line of credit                                  (2,700,000)              -       (1,000,000)
Borrowings under line of credit                                                 8,200,000       1,000,000                -
                                                                          ---------------- --------------- ----------------
Net cash used in financing activities                                         (12,266,948)    (19,835,878)     (23,191,710)
                                                                          ---------------- --------------- ----------------

Net decrease in cash and cash equivalents                                      (1,128,171)     (1,758,122)      (5,542,880)
Cash and cash equivalents at beginning of year                                  1,571,943       3,330,065        8,872,945
                                                                          ---------------- --------------- ----------------
Cash and cash equivalents at end of year                                        $ 443,772     $ 1,571,943      $ 3,330,065
                                                                          ================ =============== ================

Supplemental disclosures of cash flow information:
Cash paid during the year for interest                                        $ 1,184,625     $ 1,439,035      $ 2,052,472
                                                                          ================ =============== ================

Schedule of non-cash transactions:
Direct financing lease assets reclassified to other receivables                       $ -             $ -        $ 314,608
                                                                          ================ =============== ================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


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

The General Partner of the Partnership is ATEL Financial Services LLC (ATEL). Prior to converting to a limited liability company structure, the General Partner was formerly known as ATEL Financial Corporation.

The Partnership's business consists of leasing various types of equipment. As of December 31, 2001, the original terms of the leases ranged from two months to twenty years.

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

                                DECEMBER 31, 2001


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

The tax basis of the Partnership's net assets and liabilities varies from the amounts presented in these financial statements (unaudited):

                                                    2001             2000
Financial statement basis of net assets            $18,546,425     $ 31,416,576
Tax basis of net assets                             16,617,377       24,839,479
                                               ---------------- ----------------
Difference                                         $ 1,929,048      $ 6,577,097
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

The following reconciles the net income reported in these financial statements to the loss reported on the Partnership's federal tax return (unaudited):

                                         2001            2000             1999

 Net income per financial statements      $ 170,758     $ 1,682,730      $ 5,198,570
 Adjustment to depreciation expense        (379,786)       (491,694)      (2,790,702)
 Adjustments to revenues                  5,027,836       8,201,164        5,065,619
                                    ---------------- --------------- ----------------
 Net income per federal tax return      $ 4,818,808     $ 9,392,200      $ 7,473,487
                                    ================ =============== ================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


2.  Summary of significant accounting policies (continued):

Credit risk:

Financial   instruments   which   potentially   subject   the   Partnership   to
concentrations of credit risk include cash and cash equivalents, accounts receivable and other receivables. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases. See Note 7 for a description of lessees by industry as of December 31, 2001.

Basis of presentation:

The accompanying financial statements as of December 31, 2001 and 2000 and for the three years ended December 31, 2001 have been prepared in accordance with accounting principles generally accepted in the United States. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term.

Per unit data:

Net income and distributions per unit are based upon the weighted average number of units outstanding during the period.

Derivative financial instruments:

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which established new accounting and reporting standards for derivative instruments. SFAS No. 133 has been amended by SFAS No. 137, issued in June 1999, and by SFAS No. 138, issued in June 2000.

SFAS No. 133, as amended, requires the Partnership to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow, or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments.

The Partnership does not utilize derivative financial instruments.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


2.  Summary of significant accounting policies (continued):

Recent accounting pronouncement:

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Partnership expects to adopt SFAS 144 as of January 1, 2002 and it does not expect that the adoption of the Statement will have a significant impact on the Partnership's financial position and results of operations.


3.  Investments in equipment and leases:

As of December 31, 2001, the Partnership's investments in equipment and leases consist of the following:

                                                                            Depreciation
                                                                            Expense or       Reclass-
                                                          December 31,     Amortization    ifications or    December 31,
                                                              2000           of Leases     Dispositions         2001
Net investment in operating leases                           $32,786,220      $(4,228,238)    $(2,024,141)     $26,533,841
Net investment in direct financing leases                     10,806,430       (1,625,595)     (1,086,396)       8,094,439
Net investment in leveraged leases                             1,567,840           51,029        (545,819)       1,073,050
Assets held for sale or lease                                    414,733                -         310,876          725,609
Residual value interests                                         835,759                -               -          835,759
Reserve for losses and impairments                            (2,224,816)               -               -       (2,224,816)
Initial direct costs, net of accumulated amortization
   of $1,115,605 in 2001 and $1,396,983 in 2000                  633,694         (203,908)              -          429,786
                                                         ---------------- ---------------- --------------- ----------------
                                                             $44,819,860      $(6,006,712)    $(3,345,480)     $35,467,668
                                                         ================ ================ =============== ================

Operating leases:

Property on operating leases consists of the following:

                                                                  Reclass-
                               December 31,                     ifications or    December 31,
                                   2000           Additions     Dispositions         2001
Transportation                    $39,986,135              $ -     $(3,380,044)    $ 36,606,091
Construction                       11,811,563                -        (386,556)      11,425,007
Materials handling                  4,258,309                -      (4,009,560)         248,749
Manufacturing                       3,128,154                -        (461,800)       2,666,354
                              ---------------- ---------------- --------------- ----------------
                                   59,184,161                -      (8,237,960)      50,946,201
Less accumulated depreciation     (26,397,941)      (4,228,238)      6,213,819      (24,412,360)
                              ---------------- ----------------- -------------- ----------------
                                  $32,786,220      $(4,228,238)    $(2,024,141)    $ 26,533,841
                              ================ ================= ============== ================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


3.  Investments in equipment and leases (continued):

Direct financing leases:

As of December 31, 2001, investment in direct financing leases consists of railroad auto racks, railroad tank cars and retail store fixtures. The following lists the components of the Partnership's investment in direct financing leases as of December 31, 2001 and 2000:

                                                                 2001            2000
Total minimum lease payments receivable                         $ 7,918,584     $10,691,588
Estimated residual values of leased equipment (unguaranteed)      2,857,964       3,420,759
                                                            ---------------- ---------------
Investment in direct financing leases                            10,776,548      14,112,347
Less unearned income                                             (2,682,109)     (3,305,917)
                                                            ---------------- ---------------
Net investment in direct financing leases                       $ 8,094,439     $10,806,430
                                                            ================ ===============

All of the property on leases was acquired in the years 1993 through 1997.

At December 31, 2001, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows:

                                        Direct
      Year ending      Operating       Financing
     December 31,       Leases          Leases            Total
              2002      $ 4,517,301     $ 1,859,072      $ 6,376,373
              2003        1,824,057         428,734        2,252,791
              2004          821,289         622,852        1,444,141
              2005          821,534         496,654        1,318,188
              2006          523,314         496,654        1,019,968
        Thereafter        4,115,964       4,014,618        8,130,582
                    ---------------- --------------- ----------------
                        $12,623,459     $ 7,918,584      $20,542,043
                    ================ =============== ================

Leveraged leases:

As of December 31, 2001, investment in leveraged leases consists of materials handling equipment. The following lists the components of the Partnership's investment in leveraged leases as of December 31, 2001 and 2000:

                                                                               2001            2000
Aggregate rentals receivable                                                    $ 252,721     $ 1,021,711
Less aggregate principal and interest payable on non-recourse loans               (45,097)       (414,893)
Estimated residual value of leased assets                                         880,781       1,027,406
Less unearned income                                                              (15,355)        (66,384)
                                                                          ---------------- ---------------
Net investment in leveraged leases                                            $ 1,073,050     $ 1,567,840
                                                                          ================ ===============

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


3.  Investments in equipment and leases (continued):

Reserve for losses and impairments and allowances for doubtful accounts:

                                                 Allowance for   Allowance for
                                                   doubtful        doubtful
                                 Reserve for      accounts -      accounts -
                                 losses and          Other         Accounts
                                 impairments      Receivables     Receivables
Balance December 31, 1998          $ 2,254,809        $ 100,605             $ -
Provision                                    -                -               -
                               ---------------- ---------------- ---------------
Balance December 31, 1999            2,254,809          100,605               -
Charge offs                            (29,993)
Provision                                    -                -               -
                               ---------------- ---------------- ---------------
Balance December 31, 2000            2,224,816          100,605               -
Reclassification                             -         (100,605)        100,605
Provision                                    -                -          64,680
                               ---------------- ---------------- ---------------
Balance December 31, 2001          $ 2,224,816              $ -       $ 165,285
                               ================ ================ ===============


4.  Non-recourse debt:

At December 31, 2001, non-recourse debt, other than that related to leveraged leases which is accounted for as a part of the net investment in leveraged leases, consists of notes payable to financial institutions. The notes are due in varying monthly, quarterly and semi-annual payments. Interest on the notes is at fixed rates from 6.5% to 10.5%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2001, the carrying value of the pledged assets is approximately $19,256,475. The notes mature from 2002 through 2015.

Future minimum payments of non-recourse debt are as follows:

             Year ending
            December 31,     Principal       Interest           Total
                    2002      $ 2,725,049       $ 694,127      $ 3,419,176
                    2003          709,048         553,831        1,262,879
                    2004          453,006         513,642          966,648
                    2005          481,214         485,263          966,477
                    2006          544,469         442,613          987,082
              Thereafter        6,750,487       1,989,480        8,739,967
                          ---------------- --------------- ----------------
                              $11,663,273     $ 4,678,956      $16,342,229
                          ================ =============== ================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


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

The  General   Partner   and/or   affiliates   earned  fees,   commissions   and
reimbursements pursuant to the Limited Partnership Agreement as follows during 2001, 2000 and 1999:

                                                                                     2001            2000             1999
Administrative costs reimbursed to General Partner                                    $ 845,318       $ 476,128        $ 355,881

Incentive  management  fees  (computed  as  5% of  distributions  of  cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees  (computed as 5% of gross revenues from  operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited Partnership Agreement)                         485,965         605,066        1,022,381
                                                                                ---------------- --------------- ----------------
                                                                                    $ 1,331,283     $ 1,081,194      $ 1,378,262
                                                                                ================ =============== ================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


6.  Partners' capital:

As of December 31, 2001 and 2000, 12,497,000 Units were issued and outstanding (in addition to the Units issued to the Initial Limited Partners). The Partnership is authorized to issue up to 12,500,000 Units of Limited Partnership interest in addition to those issued to the initial Limited Partners.

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

As of December 31, 2001, 2000 and 1999, there were concentrations (greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

                                    2001            2000             1999
      Rail transportation            41%             35%              26%
      Manufacturing, other           26%             29%               *
      Construction                   13%             11%               *
      Mining                         10%              *               13%
      Petroleum and coal products     *               *               14%

      * Less than 10%.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


7.  Concentration of credit risk and major customers (continued):

During 2001, three customers each comprised 16%, 13% and 13% of the Partnership's revenues from leases. During 2000, two customers each comprised 11% of the Partnership's revenues from leases. During 1999, no customers comprised in excess of 10% of the Partnership's revenues from leases.


8.  Line of credit:

The Partnership participates with the General Partner and certain of its affiliates in a $62,000,000 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on April 12, 2002. The General Partner is currently negotiating a new line of credit and anticipates that the current line of credit will either be replaced upon its expiration or that the current line of credit will be extended until the new one is finalized. As of December 31, 2001, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition facility                                          $     6,500,000
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition
   facility                                                                                                      11,100,000
                                                                                                           ----------------
Total borrowings under the acquisition facility                                                                  17,600,000
Amounts borrowed by the General Partner and its sister corporation under the warehouse facility *                10,999,501
                                                                                                           ----------------
Total outstanding balance                                                                                   $   28,599,501
                                                                                                           ================

Total available under the line of credit                                                                    $   62,000,000
Total outstanding balance                                                                                      (28,599,501)
                                                                                                           ----------------
Remaining availability                                                                                      $   33,400,499
                                                                                                           ================

* (Unaudited) The carrying value of the assets pledged as collateral and financed at December 31, 2001 was $17,955,014.

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Partnership and the General Partner.

During 2001 and 2000, the Partnership borrowed $8,200,000 and $1,000,000, respectively, under the line of credit. No amounts were borrowed in 1999. There were no repayments on the line of credit during 2000. The Partnership repaid $2,700,000 and $1,000,000 under the line of credit in 2001 and 1999, respectively. Interest on the line of credit is based on either the thirty day LIBOR rate or the bank's prime rate. The effective interest rates of the borrowings ranged from 3.92% to 3.93%.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of December 31, 2001.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


9.  Fair value of financial instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Cash and cash equivalents:

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

Non-recourse debt:

The fair value of the Partnership's non-recourse debt is estimated using discounted cash flow analyses, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Partnership's non-recourse debt at December 31, 2001 is $11,366,419.

Line of credit:

The  carrying  amount  of  the  Partnership's   variable  rate  line  of  credit
approximates fair value.


10.  Contingencies:

On September 11, 2000, Republic Transportation Finance, Inc. and its parent, Republic Financial Corporation (collectively, "Republic"), filed suit against the Partnership, claiming relief in the amount of $1,110,770, representing Republic's interpretation of their share of the proceeds to a residual sharing arrangement. The Partnership did not dispute that sums were owed to Republic, merely the amount. The Partnership believed that Republic was only entitled to $587,317 (which amount was included in accounts payable in the Partnership's financial statements at December 31, 2000), based upon the Partnership's interpretation of the underlying contract. Although the Partnership believed it had a reasonable basis for prevailing, it settled this matter for a total of $750,000 in 2001. The additional $162,683 is included in other expenses in 2001.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON
           ACCOUNTING AND FINANCIAL DISCLOSURES

None


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

The registrant is a Limited Partnership and, therefore, has no officers or directors.

All of the outstanding capital stock of ATEL Financial Services LLC (the General Partner) is held by ATEL Capital Group ("ACG"), a holding company formed to control ATEL and affiliated companies. The outstanding voting capital stock of ATEL Capital Group is owned 5% by A. J. Batt and 95% by Dean Cash.

Each of ATEL Leasing Corporation ("ALC"), ATEL Equipment Corporation ("AEC"), ATEL Investor Services ("AIS") and ATEL Financial Services LLC ("AFS") is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Partnership. Acquisition services are performed for the Partnership by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Partnership are performed by AFS. ATEL Securities Corporation ("ASC") is a wholly-owned subsidiary of ATEL Financial Services LLC.

The officers and directors of ATEL Capital Group and its affiliates are as follows:

Dean L. Cash              Chairman of the Board of Directors of ACG, AFS, ALC,
                              AEC, AIS and ASC; President and Chief Executive Officer of ACG, AFS and AEC

Paritosh K. Choksi        Director, Executive Vice President, Chief Operating
                              Officer and Chief Financial Officer of ACG, AFS, ALC, AEC and AIS

Donald E. Carpenter       Vice President and Controller of ACG, AFS, ALC, AEC
                              and AIS; Chief Financial Officer of ASC

Vasco H. Morais           Senior Vice President, Secretary and General Counsel
                              for ACG, AFS, ALC, AIS and AEC

Dean L. Cash, age 51, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 48, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix's capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix's portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Donald E. Carpenter, age 53, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 43, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.


Item 11.  EXECUTIVE COMPENSATION

The registrant is a Limited Partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the General Partner and its Affiliates. The amount of such remuneration paid for the years ended December 31, 2001, 2000 and 1999 is set forth in Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 5 thereof, which information is hereby incorporated by reference.

Selling Commissions

The Partnership paid selling commissions in the amount of 9.5% of Gross Proceeds, as defined, ($11,875,000) to ATEL Securities Corporation, an affiliate of the General Partner. Of this amount, $10,170,534 was reallowed to other broker/dealers. None have been paid since 1994, nor will any additional amounts be paid in future periods.

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

General Partner's Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 99% to the Limited Partners and 1% to the General Partner. See the statements of income included in
Item 8 of this report for the amounts allocated to the General and Limited Partners in 2001, 2000 and 1999.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2001, no investor is known to the Partnership to hold beneficially more than 5% of the issued and outstanding Units.

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


                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

                      (a) Financial Statements and Schedules
                      1.  Financial Statements
                          Included in Part II of this report:
                          Report of Independent Auditors
                          Balance Sheets at December 31, 2001 and 2000
                          Statements of Income for the years ended December 31, 2001, 2000 and 1999 Statements of Changes in Partners' Capital for the years ended December 31, 2001, 2000 and 1999
                          Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999 Notes to Financial Statements

                      2.  Financial Statement Schedules
                          All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                      (b) Reports on Form 8-K for the fourth quarter of 2001
                          None

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



                   Date:  3/25/2002

                                   ATEL Cash Distribution Fund V, L.P.
                                          (Registrant)


                     By:  ATEL Financial Services, LLC
                          General Partner of Registrant



                                    By:   /s/ Dean Cash
                                         ---------------------------------------
                                         Dean Cash,
                                         President and Chief Executive Officer
                                         of ATEL Financial Services, LLC
                                         (General Partner)




                                    By:  /s/ Paritosh K. Choksi
                                         ---------------------------------------
                                         Paritosh K. Choksi,
                                         Executive Vice President of ATEL
                                         Financial Services, LLC (General
                                         Partner)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.


        SIGNATURE                       CAPACITIES                       DATE



      /s/ Dean Cash               President, Chairman and Chief       3/25/2002
--------------------------------- Executive Officer of ATEL
        Dean Cash                 Financial Services, LLC




 /s/ Paritosh K. Choksi           Executive Vice President and         3/25/2002
--------------------------------- director of ATEL Financial Services,
   Paritosh K. Choksi             LLC, Principal financial officer of
                                  registrant; principal financial
                                  officer and director of ATEL
                                  Financial Services, LLC





 /s/ Donald E. Carpenter          Principal accounting officer of      3/25/2002
--------------------------------- registrant; principal accounting
   Donald E. Carpenter            officer of ATEL Financial Services,
                                  LLC






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