Form 10-Q
period 2002-03-31
ATEL CASH DISTRIBUTION FUND V L P
filed 2002-05-14
CIK 892875

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                          For the quarterly period ended March 31, 2002

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

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                 BALANCE SHEETS

                      MARCH 31, 2002 AND DECEMBER 31, 2001
                                   (Unaudited)


                                     ASSETS

                                                         2002                2001
                                                         ----                ----
Cash and cash equivalents                                   $ 212,550         $ 443,772

Accounts receivable, net of allowance for
   doubtful accounts of $165,285 in 2002 and 2001           1,174,691         1,249,403

Investments in leases                                      33,678,626        35,467,668
                                                 --------------------- -----------------
Total assets                                             $ 35,065,867       $37,160,843
                                                 ===================== =================



                        LIABILITIES AND PARTNERS' CAPITAL



Non-recourse debt                                         $11,015,437       $11,663,273

Line of credit                                              6,000,000         6,500,000

Accounts payable:
   General Partner                                            198,446           146,080
   Other                                                      405,325           156,408
Accrued interest expense                                       18,121            21,601
Unearned operating lease income                                68,563           127,056
                                                 --------------------- -----------------
Total liabilities                                          17,705,892        18,614,418
Partners' capital:
     General Partner                                          187,373           188,354
     Limited Partners                                      17,172,602        18,358,071
                                                 --------------------- -----------------
Total partners' capital                                    17,359,975        18,546,425
                                                 --------------------- -----------------
Total liabilities and partners' capital                  $ 35,065,867       $37,160,843
                                                 ===================== =================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                            STATEMENTS OF OPERATIONS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2002 AND 2001
                                   (Unaudited)

Revenues:                                                         2002                2001
                                                                  ----                ----
   Leasing activities:
      Operating leases                                             $ 1,403,768        $1,553,439
      Direct financing leases                                          112,557           151,390
      Leveraged leases                                                  10,844            14,243
      Gain on sales of assets                                           85,435           282,187
Interest income                                                          1,318            13,691
Other                                                                    1,739             1,165
                                                          --------------------- -----------------
                                                                     1,615,661         2,016,115
Expenses:
Depreciation and amortization                                        1,034,848         1,183,416
Interest expense                                                       263,930           293,909
Cost reimbursements to General Partner                                 188,248           173,833
Equipment and incentive management fees to General Partner              60,888           102,492
Other                                                                   60,718            72,200
Professional fees                                                       36,322            71,736
Railcar maintenance                                                     68,764            11,610
                                                          --------------------- -----------------
                                                                     1,713,718         1,909,196
                                                          --------------------- -----------------
Net (loss) income                                                    $ (98,057)        $ 106,919
                                                          ===================== =================

Net (loss) income:
   General Partner                                                      $ (981)          $ 1,069
   Limited Partners                                                    (97,076)          105,850
                                                          --------------------- -----------------
                                                                     $ (98,057)        $ 106,919
                                                          ===================== =================

Net (loss) income per Limited Partnership Unit                         $ (0.01)           $ 0.01
Weighted average number of Units outstanding                        12,497,000        12,497,000

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                               THREE MONTH PERIOD
                              ENDED MARCH 31, 2002
                                   (Unaudited)

                                                   Limited Partners        General
                                       Units            Amount             Partner              Total
Balance December 31, 2001               12,497,000      $18,358,071             $ 188,354       $18,546,425
Distributions to limited partners                        (1,088,393)                    -        (1,088,393)
Net loss                                                    (97,076)                 (981)          (98,057)
                                  ----------------- ---------------- --------------------- -----------------
Balance March 31, 2002                  12,497,000      $17,172,602             $ 187,373       $17,359,975
                                  ================= ================ ===================== =================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                            STATEMENTS OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2002 AND 2001


Operating activities:                                         2002                2001
                                                              ----                ----
Net (loss) income                                                $ (98,057)        $ 106,919
Adjustment to reconcile net (loss) income to cash
   provided by operating activities:
   Depreciation and amortization                                 1,034,848         1,183,416
   Gain on sales of lease assets                                   (85,435)         (282,187)
   Leveraged lease income                                          (10,844)          (14,243)
   Changes in operating assets and liabilities:
      Accounts receivable                                           74,712           248,654
      Accounts payable, General Partner                             52,366            25,606
      Accounts payable, other                                      248,917           (39,171)
      Accrued interest expense                                      (3,480)          (14,298)
      Unearned operating lease income                              (58,493)         (114,982)
                                                      --------------------- -----------------
Net cash provided by operations                                  1,154,534         1,099,714
                                                      --------------------- -----------------

Investing activities:
Proceeds from sales of lease assets                                391,850         2,370,549
Reduction of net investment in direct financing leases             436,935           117,339
Reduction of net investment in leveraged leases                     21,688            28,486
                                                      --------------------- -----------------
Net cash provided by investing activities                          850,473         2,516,374
                                                      --------------------- -----------------

Financing activities:
Distributions to Limited Partners                               (1,088,393)       (3,748,746)
Proceeds of non-recourse debt                                      759,436                 -
Repayments of non-recourse debt                                 (1,407,272)       (1,913,721)
Repayments of borrowings under line of credit                   (1,000,000)                -
Borrowings under line of credit                                    500,000         1,000,000
                                                      --------------------- -----------------
Net cash used in financing activities                           (2,236,229)       (4,662,467)
                                                      --------------------- -----------------

Net decrease in cash and cash equivalents                         (231,222)       (1,046,379)

Cash and cash equivalents at beginning of period                   443,772         1,571,943
                                                      --------------------- -----------------
Cash and cash equivalents at end of period                       $ 212,550         $ 525,564
                                                      ===================== =================
Supplemental disclosures of cash flow information:
Cash paid during the period for interest                         $ 267,410         $ 308,207
                                                      ===================== =================






                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (Unaudited)


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


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                             Depreciation
                                              Balance        Expense and                               Balance
                                            December 31,     Amortization     Reclassifications       March 31,
                                                2001          of Leases         & Dispositions           2002
                                                ----          ---------         --------------           ----
Net investment in operating leases            $ 26,533,841       $ (997,852)           $ (132,777)      $25,403,212
Net investment in direct financing leases        8,094,439         (436,935)                    -         7,657,504
Net investment in leveraged leases               1,073,050          (10,844)             (148,545)          913,661
Residual value interests                           835,759                -                     -           835,759
Assets held for sale or lease                      725,609                -               (25,093)          700,516
Reserve for losses                              (2,224,816)               -                     -        (2,224,816)
Initial direct costs, net of accumulated
   amortization of $1,115,605 in 2001 and
   $1,085,159 in 2002                              429,786          (36,996)                    -           392,790
                                          ----------------- ---------------- --------------------- -----------------
                                              $ 35,467,668     $ (1,482,627)           $ (306,415)      $33,678,626
                                          ================= ================ ===================== =================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (Unaudited)


3.  Investment in leases (continued):

Property on operating leases consists of the following:

                                  Balance         Additions                                Balance
                                December 31,         and          Reclassifications       March 31,
                                    2001         Depreciation       & Dispositions           2002
                                    ----         ------------       --------------           ----
Transportation                    $ 36,606,091              $ -            $ (315,905)      $36,290,186
Construction                        11,425,007                -                     -        11,425,007
Manufacturing                        2,666,354                -                     -         2,666,354
Materials handling                     248,749                -                     -           248,749
                              ----------------- ---------------- --------------------- -----------------
                                    50,946,201                -              (315,905)       50,630,296
Less accumulated depreciation      (24,412,360)        (997,852)              183,128       (25,227,084)
                              ----------------- ---------------- --------------------- -----------------
                                  $ 26,533,841       $ (997,852)           $ (132,777)      $25,403,212
                              ================= ================ ===================== =================

All of the property on leases was acquired in 1993, 1994, 1995, 1996 and 1997.

At March 31, 2002, the aggregate amounts of future minimum lease payments are as follows:

                                                              Direct
                                           Operating        Financing
                                             Leases           Leases              Total
 Nine months ending December 31, 2002         $3,237,417       $1,306,710           $ 4,544,127
        Year ending December 31, 2003          1,793,666          428,733             2,222,399
                                 2004            813,692          622,852             1,436,544
                                 2005            821,534          496,654             1,318,188
                                 2006            523,314          496,654             1,019,968
                           Thereafter          4,115,964        4,017,490             8,133,454
                                        ----------------- ---------------- ---------------------
                                            $ 11,305,587       $7,369,093          $ 18,674,680
                                        ================= ================ =====================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (Unaudited)


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 6.5% to 10.5%.

Future minimum principal payments of non-recourse debt are as follows:

                                           Principal         Interest             Total
 Nine months ending December 31, 2002        $2,077,2132        $ 502,074           $ 2,579,287
        Year ending December 31, 2003            709,048          553,832             1,262,880
                                 2004            453,006          513,642               966,648
                                 2005            481,214          485,263               966,477
                                 2006            544,469          442,613               987,082
                           Thereafter          6,750,487        1,989,480             8,739,967
                                        ----------------- ---------------- ---------------------
                                            $ 11,015,437       $4,486,904          $ 15,502,341
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

                                 MARCH 31, 2002
                                   (Unaudited)


5.  Related party transactions (continued):

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                                                        2002                2001
                                                                                        ----                ----
Costs reimbursed to General Partner                                                        $ 188,248         $ 173,833

Incentive  management  fees  (computed  as  5% of  distributions  of  cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees  (computed as 5% of gross revenues from  operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited Partnership Agreement).                              60,888           102,492
                                                                                --------------------- -----------------
                                                                                           $ 249,136         $ 276,325
                                                                                ===================== =================


6.  Line of credit:

The Partnership participates with the General Partner and certain of its affiliates in a $62,000,000 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expired on April 12, 2002 and has been extended through June 30, 2002. The General Partner is currently negotiating a new line of credit and anticipates that the current line of credit will be replaced before its extended expiration date. As of March 31, 2002, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition facility                  $  6,000,000
Amounts borrowed by affiliated partnerships and limited liability companies
   under the acquisition facility                                                     13,300,000
                                                                                -----------------
Total borrowings under the acquisition facility                                       19,300,000
Amounts borrowed by the General Partner and its sister corporation under
   the warehouse facility                                                              5,235,045
                                                                                -----------------
Total outstanding balance                                                            $24,535,045
                                                                                =================

Total available under the line of credit                                             $62,000,000
Total outstanding balance                                                            (24,535,045)
                                                                                -----------------
Remaining availability                                                               $37,464,955
                                                                                =================


Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Partnership and the General Partner.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of March 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

In 2002, the Partnership's primary source of cash was operating lease rents. In 2001, the Partnership's primary sources of cash were proceeds from sales of lease assets and operating lease rents. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases and proceeds from asset sales exceed expenses, and decreasing as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases and proceeds from sales of assets.

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

The Partnership participates with the General Partner and certain of its affiliates in a $62,000,000 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expired on April 12, 2002 and has been extended through June 30, 2002. The General Partner is currently negotiating a new line of credit and anticipates that the current line of credit will be replaced before its extended expiration date. As of March 31, 2002, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition facility                  $  6,000,000
Amounts borrowed by affiliated partnerships and limited liability companies
   under the acquisition facility                                                     13,300,000
                                                                                -----------------
Total borrowings under the acquisition facility                                       19,300,000
Amounts borrowed by the General Partner and its sister corporation under
   the warehouse facility                                                              5,235,045
                                                                                -----------------
Total outstanding balance                                                            $24,535,045
                                                                                =================

Total available under the line of credit                                             $62,000,000
Total outstanding balance                                                            (24,535,045)
                                                                                -----------------
Remaining availability                                                               $37,464,955
                                                                                =================


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

As of March 31, 2002, the Partnership had borrowed $59,077,347 on a non-recourse basis with remaining unpaid balances of $11,015,437. Borrowings are to be generally non-recourse to the Partnership, that is, the only recourse of the lender upon a default by the lessee on the underlying lease will be to the equipment or corresponding lease acquired with the loan proceeds. The General Partner expects that aggregate borrowings in the future will not exceed 40% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. As of March 31, 2002, the Partnership had no such commitments.

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


Cash Flows

In both 2002 and 2001, the Partnership's primary operating source of cash was revenues from operating leases. Operating lease revenues decreased by $149,671, primarily as a result of sales of operating lease assets over the last year.

In 2002, the Partnership's primary source of cash flows from investing activities was direct finance lease rents. In 2001, the primary source of cash flows from investing activities was proceeds from sales of lease assets. Such sales proceeds are not expected to be consistent from one period to another. Rents on direct financing and leveraged leases (accounted for as reductions in the net investment in such leases) also provided cash in both 2001 and 2000.

In 2002, sources of cash from financing activities consisted of amounts borrowed on the line of credit and proceeds of non-recourse debt. In 2001, the only source of cash from financing activities was $1,000,000 borrowed on the line of credit. In 2002 and 2001, the single largest financing use of cash was distributions to limited partners. The amount of such distributions did not change significantly. As a result of scheduled debt payments, certain notes have been paid off. This would hase led to an overall reduction in the amounts of cash used to repay debt compared to 2001.


Results of operations

Operations resulted in a net loss of $107,959 in 2002, compared to net income of $106,919 in 2001.

Operating lease revenues (and the related depreciation expense) have decreased as a result of sales of assets over the last year. Direct financing lease revenues have decreased due to the same cause.

As scheduled debt payments have been made, debt balances have been reduced. This caused interest expense to decrease by $29,979 compared to 2001.

Sales of lease assets decreased in the first quarter of 2002 compared to the same period in 2001. Gains recognized on these sales decreased from $282,187 in 2001 to $85,435 in 2002.

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

In January 2002, ATEL attended an appellate settlement conference seeking to resolve the outstanding disputed claim. A reserve has been set aside by the liquidating trustee in the amount of $1.2 million in partial satisfaction of the Partnership's claims and those of its affiliates, although this claim amount remains in dispute. Currently, the likelihood of recovery of amounts above the payment of the lease rent and the liquidation of the equipment already received remains speculative and highly uncertain.



Item 2. Changes In Securities.

         Inapplicable.

Item 3. Defaults Upon Senior Securities.

         Inapplicable.

Item 4. Submission Of Matters To A Vote Of Security Holders.

         Inapplicable.

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

      (a)Documents filed as a part of this report

      1.  Financial Statements

          Included in Part I of this report:

          Balance Sheets, March 31, 2002 and December 31, 2001.

          Statements of operations for the three month periods ended March 31, 2002 and 2001.

          Statement of changes in partners' capital for the three month period ended March 31, 2002.

          Statements of cash flows for the three month periods ended March 31, 2002 and 2001.

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

Date:
May 13, 2002

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