Form 10-Q
period 2002-06-30
ATEL CASH DISTRIBUTION FUND V L P
filed 2002-08-14
CIK 892875

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                  |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2002

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

                                     Yes |X|
                                     No |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                 BALANCE SHEETS

                       JUNE 30, 2002 AND DECEMBER 31, 2001
                                   (Unaudited)


                                     ASSETS

                                                   2002              2001
                                                   ----              ----
Cash and cash equivalents                            $930,467          $443,772

Accounts receivable, net of allowance for
   doubtful accounts of $165,285 in
   2002 and in 2001                                   633,194         1,249,403

Investments in leases                              32,290,893        35,467,668
                                             ----------------- -----------------
                                                  $33,854,554       $37,160,843
                                             ================= =================




                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                  $9,980,096       $11,663,273

Line of credit                                      4,000,000         6,500,000

Accounts payable
     Other                                            114,626           156,408
     General partner                                  591,336           146,080

Accrued interest expense                               16,091            21,601

Unearned lease income                                  74,666           127,056
                                             ----------------- -----------------
Total liabilities                                  14,776,815        18,614,418

Partners' capital:
     General partner                                  204,991           188,354
     Limited partners                              18,872,748        18,358,071
                                             ----------------- -----------------
Total partners' capital                            19,077,739        18,546,425
                                             ----------------- -----------------
Total liabilities and partners' capital           $33,854,554       $37,160,843
                                             ================= =================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                INCOME STATEMENTS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                   Six Months                         Three Months
                                                 Ended June 30,                      Ended June 30,
                                                 --------------                      --------------
                                              2002             2001              2002              2001
                                              ----             ----              ----              ----
Revenues:
Leasing activities:
   Operating lease revenues                  $ 2,758,354      $ 2,923,158       $ 1,354,586       $ 1,369,719
   Direct financing leases                       218,710          293,896           106,153           142,506
   Leveraged leases                                9,950           30,753              (894)           16,510
   Gain (loss) on sales of assets                 96,948          213,005            11,513           (69,182)
Interest income                                    2,737           20,087             1,419             6,396
Other                                          1,959,451        1,237,683         1,957,712         1,236,518
                                        ----------------- ---------------- ----------------- -----------------
                                               5,046,150        4,718,582         3,430,489         2,702,467
Expenses:
Depreciation and amortization                  2,030,927        2,327,175           996,079         1,143,759
Interest                                         504,947          578,133           241,017           284,224
Cost reimbursements to General Partner           349,551          414,801           161,303           240,968
Other                                            216,247          156,899           155,529            84,699
Equipment and incentive management fees          121,403          315,029            60,515           212,537
Professional fees                                 98,415          111,942            62,093            40,206
Railcar maintenance                               60,917           95,607            (7,847)           83,997
                                        ----------------- ---------------- ----------------- -----------------
                                               3,382,407        3,999,586         1,668,689         2,090,390
                                        ----------------- ---------------- ----------------- -----------------
Net income                                   $ 1,663,743        $ 718,996       $ 1,761,800         $ 612,077
                                        ================= ================ ================= =================
Net income:
     General partner                            $ 16,637          $ 7,190          $ 17,618           $ 6,121
     Limited partners                          1,647,106          711,806         1,744,182           605,956
                                        ----------------- ---------------- ----------------- -----------------
                                             $ 1,663,743        $ 718,996       $ 1,761,800         $ 612,077
                                        ================= ================ ================= =================
Weighted average number of units
   outstanding                                12,485,050       12,497,000        12,473,100        12,497,000
Net income per limited partnership unit            $0.13            $0.06             $0.14             $0.05



                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                             SIX MONTH PERIOD ENDED
                                  JUNE 30, 2002
                                   (Unaudited)

                                                         Limited Partners      General
                                             Units            Amount           Partners           Total
Balance December 31, 2001                     12,497,000      $18,358,071         $ 188,354      $ 18,546,425
Repurchase of limited partnership units          (23,900)         (44,036)                -           (44,036)
Distributions to limited partners                              (1,088,393)                -        (1,088,393)
Net income                                                      1,647,106            16,637         1,663,743
                                        ----------------- ---------------- ----------------- -----------------
Balance June 30, 2002                         12,473,100      $18,872,748         $ 204,991      $ 19,077,739
                                        ================= ================ ================= =================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                            STATEMENTS OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                                 Six Months                         Three Months
                                                               Ended June 30,                      Ended June 30,
                                                               --------------                      --------------
                                                            2002             2001              2002              2001
                                                            ----             ----              ----              ----

Operating activities:
Net income                                                 $ 1,663,743        $ 718,996       $ 1,761,800         $ 612,077
Adjustments to reconcile net income
   to net cash provided by operations
   Leveraged lease income                                       (9,950)         (30,753)              894           (16,510)
   Depreciation and amortization                             2,030,927        2,327,175           996,079         1,143,759
   (Gain) loss on sales of assets                              (96,948)        (213,005)          (11,513)           69,182
Changes in operating assets and liabilities:
      Accounts receivable                                      616,209          678,696           541,497           430,042
      Accounts payable, general partner                        445,256          240,868           392,890           215,262
      Accounts payable, other                                  (41,782)         (68,685)         (290,699)          (29,514)
      Accrued interest expense                                  (5,510)         (24,067)           (2,030)           (9,769)
      Unearned lease income                                    (52,390)         (66,855)            6,103            48,127
                                                      ----------------- ---------------- ----------------- -----------------

Net cash provided by operating activities                    4,549,555        3,562,370         3,395,021         2,462,656
                                                      ----------------- ---------------- ----------------- -----------------

Investing activities:
Proceeds from sales of assets                                  458,003        2,193,637            66,153          (176,912)
Reduction in net investment in direct
   financing leases                                            794,743        1,036,539           357,808           919,200
Payments received on notes receivable                                -        1,309,783                 -         1,309,783
Reduction in net investment in leveraged
   leases                                                            -                -           (21,688)          (28,486)
                                                      ----------------- ---------------- ----------------- -----------------
Net cash provided by investing
   activities                                                1,252,746        4,539,959           402,273         2,023,585
                                                      ----------------- ---------------- ----------------- -----------------


                       ATEL CASH DISTRIBUTION FUND V, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                                 Six Months                         Three Months
                                                               Ended June 30,                      Ended June 30,
                                                               --------------                      --------------
                                                            2002             2001              2002              2001
                                                            ----             ----              ----              ----
Financing activities:
Distributions to limited partners                           (1,088,393)      (7,497,774)                -        (3,749,028)
Proceeds of non-recourse debt                                                         -          (759,436)                -
Repayment of non-recourse debt                              (1,683,177)      (2,907,793)         (275,905)         (994,072)
Borrowing under line of credit                                 500,000        3,000,000                 -         2,000,000
Repayment of line of credit                                 (3,000,000)      (2,000,000)       (2,000,000)       (2,000,000)
Repurchase of limited partnership units                        (44,036)               -           (44,036)                -
                                                      ----------------- ---------------- ----------------- -----------------
Net cash used in financing activities                       (5,315,606)      (9,405,567)       (3,079,377)       (4,743,100)
                                                      ----------------- ---------------- ----------------- -----------------

Net increase (decrease) in cash and
   cash equivalents                                            486,695       (1,303,238)          717,917          (256,859)
Cash at beginning of period                                    443,772        1,571,943           212,550           525,564
                                                      ----------------- ---------------- ----------------- -----------------
Cash at end of period                                        $ 930,467        $ 268,705         $ 930,467         $ 268,705
                                                      ================= ================ ================= =================

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                     $ 510,457        $ 602,200         $ 243,047         $ 293,993
                                                      ================= ================ ================= =================




                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                                   (Unaudited)


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


3. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                          Depreciation
                                                                          Expense or         Reclass-
                                                        December 31,     Amortization      ifications &        June 30,
                                                            2001           of Leases       Dispositions          2002
                                                            ----           ---------     - -------------         ----
Net investment in operating leases                        $ 26,533,841      $(1,990,727)      $(1,707,058)      $22,836,056
Net investment in direct financing leases                    8,094,439         (794,743)                -         7,299,696
Net investment in leveraged leases                           1,073,050            9,950          (147,810)          935,190
Residual interests                                             835,759                -                 -           835,759
Reserve for losses                                          (2,224,816)               -                 -        (2,224,816)
Assets held for sale or lease                                  725,609                -         1,493,813         2,219,422
Initial direct costs, net of accumulated
   amortization of $1,115,605 in 2001 and
   $985,594 in 2002                                            429,786          (40,200)                -           389,586
                                                    ------------------- ---------------- ----------------- -----------------
                                                          $ 35,467,668      $(2,815,720)       $ (361,055)     $ 32,290,893
                                                    =================== ================ ================= =================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                                   (Unaudited)


3. Investments in leases (continued):

The Partnership's investment in property on operating leases consists of the following:

                                                        Reclassifications
                                December 31,             & Dispositions                June 30,
                                    2001          1st Quarter      2nd Quarter           2002
                                    ----          -----------      -----------           ----
Transportation                    $ 36,606,091       $ (315,905)      $(2,259,619)     $ 34,030,567
Construction                        11,425,007                -                 -        11,425,007
Manufacturing                        2,666,354                -                 -         2,666,354
Materials handling                     248,749                -          (138,600)          110,149
                              ----------------- ---------------- ----------------- -----------------
                                    50,946,201         (315,905)       (2,398,219)       48,232,077
Less accumulated depreciation      (24,412,360)        (814,724)         (168,937)      (25,396,021)
                              ----------------- ---------------- ----------------- -----------------
                                  $ 26,533,841      $(1,130,629)      $(2,567,156)     $ 22,836,056
                              ================= ================ ================= =================

All of the property on operating leases was acquired during 1993, 1994, 1995, 1996 and 1997.

At June 30, 2002, the aggregate amounts of future minimum lease payments are as follows:

                                              Direct
                                            Financing         Operating          Total
   Six months ending December 31, 2002          $ 867,839      $ 1,859,833       $ 2,727,672
         Year ending December 31, 2003            428,733        1,750,230         2,178,963
                                  2004            622,852          800,126         1,422,978
                                  2005            496,654          815,639         1,312,293
                                  2006            496,654          518,710         1,015,364
                            Thereafter          3,992,400        4,078,752         8,071,152
                                         ----------------- ---------------- -----------------
                                              $ 6,905,132      $ 9,823,290      $ 16,728,422
                                         ================= ================ =================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                                   (Unaudited)


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 6.33% to 10.53%.

Future minimum principal payments of non-recourse debt are as follows:


                                          Principal         Interest           Total
 Six months ending December 31, 2002        $ 1,041,872        $ 315,878       $ 1,357,750
       Year ending December 31, 2003            709,048          553,832         1,262,880
                                2004            453,006          513,642           966,648
                                2005            481,214          485,263           966,477
                                2006            544,469          442,613           987,082
                          Thereafter          6,750,487        1,989,480         8,739,967
                                       ----------------- ---------------- -----------------
                                            $ 9,980,096      $ 4,300,708      $ 14,280,804
                                       ================= ================ =================


5.  Related party transactions:

The terms of the  Agreement  of Limited  Partnership  provide  that the  General
Partner and/or Affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Partnership.

The General Partner and/or Affiliates earned the following fees and commissions, pursuant to the Agreement of Limited Partnership during the six month periods ended June 30, 2002 and 2001 as follows:

                                                   2002              2001
                                                   ----              ----
Equipment  and incentive management fees            $ 121,403         $ 315,029

Reimbursement of costs                                349,551           414,801
                                             ----------------- -----------------
                                                     $470,954          $729,830
                                             ================= =================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                                   (Unaudited)


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

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                                   (Unaudited)


7.  Line of credit:

The Partnership participates with the General Partner and certain of its affiliates in a $43,654,928 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of June 30, 2002, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition facility                                          $   4,000,000
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition
   facility                                                                                                    19,000,000
                                                                                                           -----------------
Total borrowings under the acquisition facility                                                                23,000,000
Amounts borrowed by the General Partner and its sister corporation under the warehouse facility                               -
                                                                                                           -----------------
Total outstanding balance                                                                                   $ 23,000,000
                                                                                                           =================

Total available under the line of credit                                                                    $ 43,654,928
Total outstanding balance                                                                                     (23,000,000)
                                                                                                           -----------------
Remaining availability                                                                                      $ 20,654,928
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

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of June 30, 2002.

8.  Other income:

During the second quarter of 2001, the Partnership recognized a gain of $1,234,542 upon the receipt of proceeds from the bankruptcy of Schwegmann's Giant Supermarkets, a former lessee of the Partnership. During the second quarter of 2002, the Partnership recognized a gain of $1,954,952 upon the receipt of additional proceeds from the bankruptcy trustee.


9. Subsequent event:

In July 2002, the Partnership sold a significant portion of its lease assets prior to the maturity of the initial lease terms. The assets had been on lease to Tarmac America, Inc. and Exxon/Mobil. The information below summarizes the sales transactions.

                                            Tarmac         Exxon/Mobil         Total
Original cost of equipment                  $ 7,197,839      $12,728,058      $ 19,925,897
Net book value of assets at date of sale    $ 2,167,515      $10,389,679      $ 12,557,194
Sales price                                 $ 2,459,454      $11,051,917      $ 13,511,371
Non-recourse debt repaid at time of sale      $ 106,936      $ 8,183,110       $ 8,290,046
Net cash received from sale                 $ 2,352,518      $ 2,868,807       $ 5,221,325
Gain realized on sale                         $ 291,939        $ 662,238         $ 954,177

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

As of June 30, 2001, the Partnership had borrowed $58,317,911. The remaining unpaid balance at that date was $9,980,096. Borrowings are to be non-recourse to the Partnership, that is, the only recourse of the lender is to the equipment or corresponding lease acquired or secured with the loan proceeds. The General Partner expects that aggregate borrowings in the future will be approximately 40% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

The Partnership participates with the General Partner and certain of its affiliates in a $43,654,928 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of June 30, 2002, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition facility                                          $   4,000,000
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition
   facility                                                                                                    19,000,000
                                                                                                           -----------------
Total borrowings under the acquisition facility                                                                23,000,000
Amounts borrowed by the General Partner and its sister corporation under the warehouse facility                               -
                                                                                                           -----------------
Total outstanding balance                                                                                   $ 23,000,000
                                                                                                           =================

Total available under the line of credit                                                                    $ 43,654,928
Total outstanding balance                                                                                     (23,000,000)
                                                                                                           -----------------
Remaining availability                                                                                      $ 20,654,928
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

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of June 30, 2002.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. As of June 30, 2002, there were no such commitments.

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


Cash flows

For both the three and six month periods in 2002 and 2001, the Partnership's primary source of cash flows from operations was rents from operating leases.

In 2001, the most significant source of cash from investing activities in both the six and three month periods was proceeds from sales of lease assets. Rents from direct financing leases were also significant in both the three and six month periods. In 2002, such rents were the most significant source of cash from investing activities. In May 2001, the Partnership received payment on the amounts carried as notes receivable ($1,309,783). There were no similar amounts in 2002.

In 2002 and 2001, the only financing source of cash was amounts borrowed on the line of credit, $500,000 in 2002 and $3,000,000 in 2001. Distributions to the Limited Partners was the primary financing use of cash. Commencing in January 2002, the General Partner change the frequency of distributions to the limited partners from monthly (for most of the partners) and quarterly distributions (for the remainder) to an annual distribution. In 2002, the only distributions to date are distributions from cash flows generated in the 4th quarter of 2001 and distributed in January of 2002. Cash used to repay non-recourse debt has decreased as a result of scheduled debt reductions.


Results of operations

The primary source of revenues is operating leases and is expected to remain so in future periods. As leases reach their scheduled terminations, the Partnership expects to either sell the assets or to re-lease them. Revenues from succeeding leases are usually lower than the amounts received on earlier leases. As a result, lease rents are expected to decline in future periods until all of the assets are sold. Operating lease revenues declined by $164,804 (from $2,923,158 in 2001 to $2,758,354 in 2002) for the six month periods and $15,133 (from $1,369,719 in 2001 to $1,354,586 in 2002) for the three month periods.

Depreciation is the Partnership's largest expense and is related directly to operating lease assets and revenues. Depreciation also decreased for both the three and six month periods as a result of these lease terminations.

In 2001, sales of assets resulted in a gain of $213,005 for the six month period and a loss of $69,182 for the three month period compared to gains of $96,948 for the six month period and $11,513 for the three month period in 2002.

Interest expense has declined for both the six and three month periods as a result of decreased total debt balances compared to 2001. Debt balances have been reduced as a result of scheduled debt payments.

Management fees are related to lease revenues (equipment management fees) and the amounts of cash generated from operations which is distributed to the limited partners (incentive management fees). Lease revenues declined compared to 2001 as noted above. More of the distributions to the limited partners came from the proceeds of asset sales (on which no management fees are being paid) rather than from cash generated from operations. These gave rise to the decreases in management fees compared to 2001.

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

Schwegmann's Giant Supermarkets:

In October 1997, Schwegmann's Giant Supermarkets defaulted on the timely performance of lease payments, and certain other obligations under its lease with the Partnership, with respect to two of five locations of retail grocery store fixtures and equipment, with a receivable balance currently totaling approximately $1.7 million. The remaining portion of the lease payments with respect to three of five stores was assumed by SGSM Acquisition Company (a subsidiary of Kohlberg and Co.) ("SGSM"). Payments with respect to these leases remained current until February 1999; however, on March 26, 1999, SGSM filed for protection under Chapter 11 of the U.S. Bankruptcy Code. On February 22, 2000, and then on September 20, 2000, two of the obligors under the original lease, Schwegmann Westside Expressway Inc. and Schwegmann Giant Supermarkets Partnership, filed for protection under Chapter 11 of the U.S. Bankruptcy Code, respectively.

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


Item 6. Exhibits And Reports On Form 8-K.

                   (a)Documents filed as a part of this report

                   1.   Financial Statements

                        Included in Part I of this report:

                        Balance Sheets, June 30, 2002 and December 31, 2001. Statements of operations for the six and three month periods ended June 30, 2002 and 2001.
                        Statement of changes in partners' capital for the six months ended June 30, 2002. Statements of cash flows for the six and three month periods ended June 30, 2002 and
                           2001.
                        Notes to the Financial Statements.

                   2.   Financial Statement Schedules

                        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                   (b)  Report on Form 8-K

                        None

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly report on Form 10QSB of ATEL Cash Distribution Fund V, LP, (the "Partnership") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Dean L. Cash, Chief Executive Officer of ATEL Financial Services, LLC, general partner of the Partnership, hereby certify that:

         1.             The Report fully complies with the requirements of
                         section 13(a) or 15(d) of the Securities Exchange Act of 1934 ; and

         2.             The information contained in the Report fairly presents,
                         in all material respects, the financial condition and results of operations of the Partnership.


/s/ DEAN L. CASH
----------------------------------
Dean L. Cash President and Chief Executive
Officer of General Partner
August 14, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly report on Form 10QSB of ATEL Cash Distribution Fund V, LP, (the "Partnership") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Paritosh K. Choksi, Chief Financial Officer of ATEL Financial Services, LLC, general partner of the Partnership, hereby certify that:

         1.             The Report fully complies with the requirements of
                         section 13(a) or 15(d) of the Securities Exchange Act of 1934 ; and

         2.             The information contained in the Report fairly presents,
                         in all material respects, the financial condition and results of operations of the Partnership.


/s/ PARITOSH K. CHOKSI
----------------------------------
Paritosh K. Choksi Executive Vice President of General
Partner, Principal financial officer of registrant
August 14, 2002

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:
August 14, 2002

             ATEL CASH DISTRIBUTION FUND V, L.P.
                        (Registrant)



                    By: ATEL Financial Services, LLC
                        General Partner of Registrant




                                      By:   /s/ DEAN L. CASH
                                            ----------------------------------
                        Dean L. Cash
                                            President and Chief Executive
                                            Officer of General Partner




                    By: /s/ PARITOSH K. CHOKSI
                        -------------------------------------
                        Paritosh K. Choksi
                        Executive Vice President of
                        General Partner, Principal
                        financial officer of registrant



                    By: /s/ DONALD E.  CARPENTER
                        --------------------------------------
                        Donald E.  Carpenter,
                        Principal accounting officer of
                        registrant