Form 10-Q
period 2002-09-30
ATEL CASH DISTRIBUTION FUND V L P
filed 2002-11-12
CIK 892875

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                          For the quarterly period ended September 30, 2002

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



                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1:    Financial Statements.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                 BALANCE SHEETS

                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                                   (Unaudited)

                                     ASSETS


                                                  2002               2001
                                                  ----               ----
Cash                                              $1,980,270          $ 443,772

Accounts receivable, net of allowance for
   doubtful accounts of $185,285 in 2002
   and $165,285 in 2001                              459,847          1,249,403

Investments in leases                             18,085,285         35,467,668
                                            -----------------  -----------------
                                                $ 20,525,402       $ 37,160,843
                                            =================  =================




                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                  $ 781,844       $ 11,663,273

Line of credit                                             -          6,500,000

Accounts payable
   Other                                             206,356            156,408
   General Partner                                    11,691            146,080

Accrued interest                                       2,979             21,601

Unearned lease income                                 34,737            127,056
                                            -----------------  -----------------
Total liabilities                                  1,037,607         18,614,418

Partners' capital:
   General Partner                                   209,092            188,354
   Limited Partners                               19,278,703         18,358,071
                                            -----------------  -----------------
Total partners' capital                           19,487,795         18,546,425
                                            -----------------  -----------------
Total liabilities and partners' capital         $ 20,525,402       $ 37,160,843
                                            =================  =================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                INCOME STATEMENTS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2002 AND 2001


                                                      Nine Months Ended                  Three Months Ended
                                                        September 30,                     September 30,
                                                        -------------                     -------------
Revenues:                                           2002             2001              2002               2001
                                                    ----             ----              ----               ----
Leasing activities:
   Operating leases                                $ 3,352,121       $4,458,003         $ 593,767        $ 1,534,845
   Direct financing leases                             251,064          263,769            32,354            (30,127)
   Leveraged leases                                     10,668           47,262               718             16,509
   Gain on sales of assets                           1,242,774          291,575         1,145,826             78,570
Interest income                                          6,333           22,430             3,596              2,343
Other                                                1,997,889        1,239,612            38,438              1,929
                                               ---------------- ---------------- -----------------  -----------------
                                                     6,860,849        6,322,651         1,814,699          1,604,069
Expenses:
Depreciation and amortization                        3,000,360        3,380,903           969,433          1,053,728
Interest                                               568,728          865,489            63,781            287,356
Cost reimbursements to General Partner                 537,098          733,822           187,547            319,021
Other                                                  304,837          224,062            88,590             67,163
Management fees to General Partner                     163,718          379,368            42,315             64,339
Professional fees                                      105,024          204,171             6,609             92,229
Railcar maintenance                                     87,285          179,027            26,368             83,420
Provision for doubtful accounts                         20,000                -            20,000                  -
                                               ---------------- ---------------- -----------------  -----------------
                                                     4,787,050        5,966,842         1,404,643          1,967,256
                                               ---------------- ---------------- -----------------  -----------------
Net income (loss)                                  $ 2,073,799        $ 355,809         $ 410,056         $ (363,187)
                                               ================ ================ =================  =================


Net income (loss):
     General Partner                                  $ 20,738          $ 3,558           $ 4,101           $ (3,632)
     Limited Partners                                2,053,061          352,251           405,955           (359,555)
                                               ---------------- ---------------- -----------------  -----------------
                                                   $ 2,073,799        $ 355,809         $ 410,056         $ (363,187)
                                               ================ ================ =================  =================

Net income (loss) per Limited Partnership unit          $ 0.16           $ 0.03            $ 0.03            $ (0.03)

Weighted average number of units outstanding        12,481,067       12,497,000        12,473,100         12,497,000


                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                             NINE MONTH PERIOD ENDED
                               SEPTEMBER 30, 2002
                                   (Unaudited)

                                                        Limited Partners      General
                                             Units           Amount           Partner             Total
                                             -----           ------           -------             -----

Balance December 31, 2001                    12,497,000      $18,358,071         $ 188,354       $ 18,546,425
Repurchase of limited partnership units         (23,900)         (44,036)                -            (44,036)
Distributions to limited partners                             (1,088,393)                -         (1,088,393)
Net income                                                     2,053,061            20,738          2,073,799
                                        ---------------- ---------------- -----------------  -----------------
Balance September 30, 2002                   12,473,100      $19,278,703         $ 209,092       $ 19,487,795
                                        ================ ================ =================  =================

                             See accompanying notes.

                            STATEMENTS OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                                     Nine Months Ended                  Three Months Ended
                                                                       September 30,                     September 30,
                                                                       -------------                     -------------
                                                                   2002             2001              2002               2001
                                                                   ----             ----              ----               ----
Operating activities:
Net income (loss)                                                 $ 2,073,799        $ 355,809         $ 410,056         $ (363,187)
Adjustments to reconcile net income (loss) to net
   cash provided by operations
   Depreciation and amortization                                    3,000,360        3,380,903           969,433          1,053,728
   Leveraged lease income                                             (10,668)         (47,262)             (718)           (16,509)
   Gain on sale of assets                                          (1,242,774)        (291,575)       (1,145,826)           (78,570)
   Provision for doubtful accounts                                     20,000                -            20,000                  -
Changes in operating assets and liabilities:
      Accounts receivable                                             769,556          518,593           153,347           (160,103)
      Accounts payable, General Partner                              (134,389)         (37,404)         (579,645)          (278,272)
      Accounts payable, other                                          49,948         (698,346)           91,730           (629,661)
      Unearned lease income                                           (92,319)         (69,149)          (39,929)           (45,082)
      Accrued interest                                                (18,622)         (34,035)          (13,112)            32,820
                                                              ---------------- ---------------- -----------------  -----------------
Net cash provided by (used in) operating
   activities                                                       4,414,891        3,077,534          (134,664)          (484,836)
                                                              ---------------- ---------------- -----------------  -----------------

Investing activities:
Proceeds from sales of assets                                      14,539,026        2,839,712        14,081,023            646,075
Reductions in investment in direct financing leases                 1,096,439        1,318,649           301,696            282,110
Payments received on notes receivable                                       -        1,309,783                 -                  -
                                                              ---------------- ---------------- -----------------  -----------------
Net cash provided by investing activities                          15,635,465        5,468,144        14,382,719            928,185
                                                              ---------------- ---------------- -----------------  -----------------

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                             STATEMENT OF CASH FLOWS
                                   (Continued)
                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                                     Nine Months Ended                  Three Months Ended
                                                                       September 30,                     September 30,
                                                                       -------------                     -------------
                                                                   2002             2001              2002               2001
                                                                   ----             ----              ----               ----
Financing activities:
Repayments of non-recourse debt                                   (10,881,429)      (3,923,289)       (9,198,252)        (1,015,496)
Repayment of line of credit                                        (7,000,000)      (2,000,000)       (4,000,000)                 -
Distributions to limited partners                                  (1,088,393)     (10,541,739)                -         (3,043,965)
Borrowing under line of credit                                        500,000        6,500,000                 -          3,500,000
Repurchase of limited partnership units                               (44,036)               -                 -                  -
                                                              ---------------- ---------------- -----------------  -----------------
Net cash used in financing activities                             (18,513,858)      (9,965,028)      (13,198,252)          (559,461)
                                                              ---------------- ---------------- -----------------  -----------------
Net increase (decrease) in cash and cash
   equivalents                                                      1,536,498       (1,419,350)        1,049,803           (116,112)
Cash and cash equivalents at beginning
   of period                                                          443,772        1,571,943           930,467            268,705
                                                              ---------------- ---------------- -----------------  -----------------
Cash and cash equivalents at end of period                        $ 1,980,270        $ 152,593        $1,980,270          $ 152,593
                                                              ================ ================ =================  =================


Supplemental disclosure of cash flow information:

Cash paid for interest during period                                $ 587,350        $ 899,524          $ 76,893          $ 297,324
                                                              ================ ================ =================  =================




                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Unaudited)


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


3. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                               Depreciation
                                                               Expense or         Reclass-
                                             December 31,     Amortization      ifications &      September 30,
                                                 2001           of Leases       Dispositions           2002
                                                 ----           ---------     - -------------          ----
Net investment in operating leases              $26,533,841     $ (2,620,431)     $ (8,387,569)       $15,525,841
Equipment held for sale or lease                    725,609                -         1,463,627          2,189,236
Net investment in direct financing leases         8,094,439       (1,096,439)       (5,511,167)         1,486,833
Residual value interests                            835,759                -                 -            835,759
Net investment in leveraged leases                1,073,050           10,668          (861,143)           222,575
Initial direct costs, net of accumulated
   amortization of $1,115,605 in 2001 and
   $526,735 in 2002.                                429,786         (379,929)                -             49,857
Reserve for losses                               (2,224,816)               -                 -         (2,224,816)
                                            ---------------- ---------------- -----------------  -----------------
                                                $35,467,668     $ (4,086,131)     $(13,296,252)      $ 18,085,285
                                            ================ ================ =================  =================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Unaudited)


3. Investments in leases (continued):

The following schedule provides an analysis of the Partnership's investment in property on operating leases by major classifications as of December 31, 2001, dispositions and reclassifications during the quarters ended March 31, June 30 and September 30, 2002 and as of September 30, 2002.

                                              December 31,             Dispositions & Reclassifications             September 30,
                                                                       --------------------------------
                                                  2001          1st Quarter      2nd Quarter      3rd Quarter            2002
                                                  ----          -----------      -----------      -----------            ----
Transportation                                  $ 36,606,091       $ (315,905)    $ (2,259,619)     $ (6,202,647)      $ 27,827,920
Construction                                      11,425,007                -                -        (8,530,598)         2,894,409
Manufacturing                                      2,666,354                -                -                 -          2,666,354
Materials handling                                   248,749                -         (138,600)                -            110,149
                                            ----------------- ---------------- ---------------- -----------------  -----------------
                                                  50,946,201         (315,905)      (2,398,219)      (14,733,245)        33,498,832
Less accumulated depreciation                    (24,412,360)        (814,724)        (168,937)        7,423,030        (17,972,991)
                                            ----------------- ---------------- ---------------- -----------------  -----------------
                                                $ 26,533,841      $(1,130,629)    $ (2,567,156)     $ (7,310,215)      $ 15,525,841
                                            ================= ================ ================ =================  =================

All of the property on operating leases was acquired during 1993, 1994, 1995, 1996 and 1997.

At September 30, 2002, the aggregate amounts of future minimum lease payments are as follows:

                                                             Direct
                                           Operating        Financing          Total
Three months ending December 31, 2002         $ 657,123        $ 367,529        $1,024,652
        Year ending December 31, 2003         1,353,559           30,518         1,384,077
                                 2004           502,217                -           502,217
                                 2005           169,467                -           169,467
                                 2006            14,124                -            14,124
                                        ---------------- ---------------- -----------------
                                            $ 2,696,490        $ 398,047        $3,094,537
                                        ================ ================ =================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Unaudited)


3. Investments in leases (continued):

Direct financing leases:

The following lists the components of the Partnership's investment in direct financing leases as of September 30, 2002.

Total minimum lease payments receivable                           $ 398,047
Estimated residual values of leased equipment (unguaranteed)      1,142,557
                                                            ----------------
Investment in direct financing leases                             1,540,604
Less unearned income                                                (53,771)
                                                            ----------------
Net investment in direct financing leases                        $1,486,833
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

Future minimum principal payments of non-recourse debt as of September 30, 2002 are as follows:


                                         Principal        Interest           Total

Three months ending December 31, 2002       $ 233,033         $ 12,987         $ 246,020
        Year ending December 31, 2003         221,521           30,455           251,976
                                 2004         151,084           18,384           169,468
                                 2005         162,167            7,301           169,468
                                 2006          14,039               83            14,122
                                      ---------------- ---------------- -----------------
                                            $ 781,844         $ 69,210         $ 851,054
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

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Unaudited)

5.  Related party transactions (continued):

The General Partner and/or Affiliates earned the following fees and commissions, pursuant to the Agreement of Limited Partnership as follows:

                                                 2002              2001
                                                 ----              ----
Cost reimbursements to General Partner            $ 537,098         $ 733,822
Equipment and incentive management fees              87,285           179,027
                                            ---------------- -----------------
                                                  $ 624,383         $ 912,849
                                            ================ =================


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

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Unaudited)


7.  Line of credit:

The Partnership participates with the General Partner and certain of its affiliates in a $43,654,928 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of September 30, 2002, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition facility $          -
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility                21,900,000
                                                                  --------------
Total borrowings under the acquisition facility                      21,900,000
Amounts borrowed by the General Partner and its sister
   corporation under the warehouse facility                                   -
                                                                  --------------
Total outstanding balance                                          $ 21,900,000
                                                                  ==============

Total available under the line of credit                           $ 43,654,928
Total outstanding balance                                           (21,900,000)
                                                                  --------------
Remaining availability                                             $ 21,754,928
                                                                  ==============

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Partnership and the General Partner.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of September 30, 2002.

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

As of September 30, 2002, we had borrowed $58,317,911. The remaining unpaid balance as of that date was $781,844. Long-term borrowings are to be non-recourse to us, that is, the only recourse of the lender will be to the equipment or corresponding lease acquired or secured with the loan proceeds. We expect that aggregate borrowings in the future will not exceed 40% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

The Partnership participates with the General Partner and certain of its affiliates in a $43,654,928 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of September 30, 2002, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition facility $          -
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility                21,900,000
                                                                  --------------
Total borrowings under the acquisition facility                      21,900,000
Amounts borrowed by the General Partner and its sister
   corporation under the warehouse facility                                   -
                                                                  --------------
Total outstanding balance                                          $ 21,900,000
                                                                  ==============

Total available under the line of credit                           $ 43,654,928
Total outstanding balance                                           (21,900,000)
                                                                  --------------
Remaining availability                                             $ 21,754,928
                                                                  ==============

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Partnership and the General Partner.

We have made no commitments of capital, nor do we expect to make any, other than for the acquisition of additional equipment. As of September 30, 2002, we had made no such commitments.

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

In 2002 and in 2001, our most significant source of cash was lease rents.

Cash flows - 2002 vs. 2001:

In both 2002 and 2001, our primary source of operating cash flows was operating lease rents. Our operating lease rents decreased by $1,105,882 (25%) as a result of asset sales over the last year.

In 2002 and 2001 our largest source of cash from investing activities was the proceeds from sales of lease assets. In both years, lease rents from direct financing lease transactions also provided a significant amount of cash flows. In 2001, we received payments on notes receivable from a former lessee, which also provided a significant amount of cash.

In 2002 and 2001, our only financing source of cash flows was borrowings under the line of credit. In the third quarter of 2002, we sold a large lease transaction and the related assets to a third party. We used approximately $8,200,000 of the sales proceeds to repay non-recourse debt that had been used to finance the original purchase of the assets. The amounts of other repayments of non-recourse debt decreased as a result of scheduled debt payments.

We changed the frequency of our distributions to the Limited Partners effective January 1, 2002. Previously, most of the Limited Partners received distributions on a monthly basis. The rest of the Limited Partners received distributions on a quarterly basis. We are now making distributions on an annual basis based on the amount of cash which becomes available for that purpose. As a result, the amounts of cash distributed to the Limited Partners has decreased in 2002 compared to the amount in 2001.

Results of operations - 2002 vs. 2001:

In 2001, our operations resulted in net income of $355,809 for the nine month period and a net loss of $363,187 for the three month period. In 2002, operations resulted in net income of $2,073,799 for the nine month period and $410,056 for the three month period.

Operating leases are our primary source of revenues. These revenues decreased by $1,105,882 (25%) compared to 2001. The decrease resulted from asset sales over the last year. Depreciation expense is directly related to our operating lease assets and has also decreased compared to 2001 as a result of these asset sales. Management fees are based on our revenues and our distributions to the Limited Partners. As a result of the decrease in our lease revenues and the amounts distributed to the Limited Partners, management fees have declined compared to 2001. Our debt balances have been reduced by both scheduled and unscheduled debt payments. This has resulted in a decrease of $296,761 in interest expense compared to 2001.

Internal Controls

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Partnership's management, including the CEO and CFO of the General Partner, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based on that evaluation, the Partnership's management, including the CEO and CFO of the General Partner, concluded that the Partnership's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

No material legal proceedings are currently pending against the Partnership or against any of its assets.

Pegasus Gold Corporation:

On January 16, 1998, Pegasus Gold Corporation filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The initial meeting of creditors established by the U.S. Trustee's Office was held on March 9, 1998. The lessee's lease with the Partnership had previously been leveraged on a non-recourse basis with The CIT Group/Equipment Financing, Inc. ("CIT"), and all lease receivables (currently estimated at $2,211,902 as of February 14, 2001) were assigned to CIT. Consequently, the Partnership's exposure is no greater than the fair market residual value of the equipment under lease. The reorganized lessee/debtor has assumed the Partnership's lease in the Bankruptcy Court and cured all past due payments. All payments are now current. The Partnership entered into an Escrow Agreement with CIT, wherein CIT has agreed not to foreclose on the Partnership's interest so long as the lessee continues to perform under the lease.

At this time, the reorganized lessee is current in its lease obligations. The Partnership has commenced negotiations with the lessee for the purchase or renewal of the equipment. The original seven-year lease term expires on December 31, 2002. Consequently, this lease has an expected outcome of being fully performed by the lessee, notwithstanding the prior bankruptcy and default.

Quaker Coal Company:

On December 31, 1997, Quaker Coal Company (the Debtor), one of the Partnership's lessees, requested a moratorium on lease payments from January through March 1998. No lease payments were made by the lessee through June 1998, and as a result, the General Partner declared the lease in default. Subsequently, the lessee cured the outstanding payments and eventually satisfied substantially all lease payments due under the lease; however, the General Partner refused to waive the default and insisted on contractual damages. The General Partner filed a suit against the lessee for its contractual damages in the U.S. District Court of Northern California (the "Court"). On June 16, 2000, the lessee filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The amounts of these damages have not been included in the financial statements included in Part I,
Item 1 of this report.

The Partnership obtained a stipulation for relief from the automatic bankruptcy stay to allow the Court to issue its ruling, and filed a request to participate on the Official Committee of Unsecured Creditors in the bankruptcy proceedings. The Partnership succeeded upon securing the return of its equipment, which has been liquidated. The Court issued a ruling on March 4, 2001, denying the Partnership's claim for damages. The Debtor subsequently filed a claim against the Partnership, for reimbursement of its legal expenses. The General Partner believes the Court's decision is erroneous as a matter law, and has filed an appeal of the decision in the U.S. District Court of Appeals.

The Debtor filed a plan of reorganization, which was objected to by several large creditors, including the General Partner. These creditors were also seeking a formal role on the creditors committee or formation of their own committee.

Upon the termination of the Debtor's exclusivity period, competing plans were filed by other creditors to the plan, and voting on the competing plans occurred October 8, 2001. The results of the vote were that, another of the creditor's, American Electric Power's ("AEP") Plan of Reorganization ("AEP Plan") was successful. Under the AEP Plan, the claim of the Partnership has been assigned to a liquidating trustee for resolution and satisfaction from the Debtor's estate.

In January 2002, ATEL attended an appellate settlement conference seeking to resolve the outstanding disputed claim. A reserve has been set aside by the Debtor's liquidating trustee in the amount of $1.2 million in partial satisfaction of the Partnership's claim, although this claim amount remains in dispute. Currently, the likelihood of recovery of amounts above the payment of the lease rent and the liquidation of the equipment already received remains speculative and highly uncertain.

Item 2. Changes In Securities.

         Inapplicable.

Item 3. Defaults Upon Senior Securities.

         Inapplicable.

Item 4. Submission Of Matters To A Vote Of Security Holders.

         Inapplicable.

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

(a)        Documents filed as a part of this report
   1.      Financial Statements
           Included in Part I of this report:
               Balance Sheets, September 30, 2002 and December 31, 2001. Income statements for the nine and three month periods ended
                    September 30, 2002 and 2001.
               Statement of changes in partners' capital for the nine months ended September 30, 2002.
               Statements ofcash flows for the nine and three month periods ended September 30, 2002 and 2001.

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


Date:
November 7, 2002

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




                 By:   /s/ DONALD E. CARPENTER
                     -----------------------------------
                     Donald E. Carpenter
                     Principal accounting officer of
                     registrant

                                 CERTIFICATIONS


I, Paritosh K. Choksi, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of ATEL Cash Distribution Fund V, LP;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:      November 7, 2002



  /s/ PARITOSH K. CHOKSI
--------------------------------------------
Paritosh K. Choksi
Principal financial officer of registrant, Executive
Vice President of General Partner

                                 CERTIFICATIONS


I, Dean L. Cash, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of ATEL Cash Distribution Fund V, LP;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:      November 7, 2002



  /s/ DEAN L. CASH
--------------------------------------------
Dean L. Cash
President and Chief Executive
Officer of General Partner

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

Date:      November 7, 2002



  /s/ DEAN L. CASH
--------------------------------
Dean L. Cash
President and Chief Executive
Officer of General Partner


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

Date:      November 7, 2002



  /s/ PARITOSH K. CHOKSI
--------------------------------
Paritosh K. Choksi
Executive Vice President of General
Partner, Principal financial officer of registrant