Form 10-K
period 2002-12-31
ATEL CASH DISTRIBUTION FUND V L P
filed 2003-03-31
CIK 892875

Form 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   |X|  Annual report pursuant to section 13
                        or 15(d) of the Securities Exchange
                        Act of 1934 (no fee required) For the
                        Year Ended December 31, 2002

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

        600 California Street, 6th Floor, San Francisco, California 94108
        -----------------------------------------------------------------
                    (Address of principal executive offices)

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

                                 Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|


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

     The Partnership conducted a public offering of 12,500,000 units of Limited Partnership interest (Units) at a price of $10 per Unit. As of November 15, 1994, the Partnership had received and accepted subscriptions for 12,500,000 ($125,000,000) Limited Partnership Units in addition to the Initial Limited Partners' Units and the offering was terminated. Of those Units, 12,497,000 were issued and outstanding as of December 31, 2002. Of the proceeds received, $11,875,000 was paid to ATEL Securities Corporation, a wholly-owned subsidiary of ATEL Financial Services LLC (ATEL) (the General Partner), as sales commissions, $5,738,415 was paid to the General Partner as reimbursements of
organization  and  other   syndication   costs,   $1,875,000  was  reserved  for
repurchases of Units and working capital and $105,511,585 has been used to acquire leased equipment, including acquisition fees paid or to be paid to the General Partner. Prior to converting to a limited liability company structure, the General Partner was formerly known as ATEL Financial Corporation.

     The Partnership's principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Partnership's invested capital; (ii) generate substantial distributions to the partners of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period, which ended December 31, 2000 and (iii) provide significant distributions following the reinvestment period and until all equipment has been sold. The Partnership is governed by its Limited Partnership Agreement.

Narrative Description of Business

     The Partnership has acquired and intends to acquire various types of equipment and to lease such equipment pursuant to "Operating" leases and "Full Payout" leases, whereby "Operating" leases are defined as being leases in which the minimum lease payments during the initial lease term do not recover the full cost of the equipment and "Full Payout" leases recover such cost. It is the intention of the General Partner that no more than 25% of the aggregate purchase price of equipment will be subject to "Operating" leases upon final investment of the Net Proceeds of the Offering and that no more than 20% of the aggregate purchase price of equipment will be invested in equipment acquired from a single manufacturer.

     The Partnership only purchased equipment for which a lease existed or for which a lease would be entered into at the time of the purchase. The Partnership has completed its initial acquisition stage with the investment of the net proceeds from the public offering of Units.

     As of December 31, 2002, the Partnership had purchased equipment with a total acquisition price of $186,995,157.

     The Partnership's objective is to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees that (i) have an aggregate credit rating by Moody's Investor Service, Inc. of Baa or better, or the credit equivalent as determined by the General Partner, with the aggregate rating weighted to account for the original equipment cost for each item leased or (ii) are established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio may include equipment leased to lessees, which although deemed creditworthy by the General Partner, would not satisfy the general credit rating criteria for the portfolio. In excess of 75% of the equipment acquired with the net proceeds of the offering (based on original purchase cost) had been leased to lessees with an aggregate credit rating of Baa or better or to such hospitals or municipalities.

     The General Partner sought to limit the amount invested in equipment to any single lessee to not more than 20% of the aggregate purchase price of equipment owned at any time during the reinvestment period.

     As set forth below, during 2002, 2001 and 2000, certain lessees generated significant portions of the Partnership's total lease revenues as follows:

                                                                                  Percentage of Total Lease Revenues
Lessee                                    Type of Equipment                     2002            2001             2000
------                                    -----------------                     ----            ----             ----
Burlington Northern Railroad              Locomotives                            19%             13%              11%
Florida Canyon Mining                     Mining                                 18%             13%              11%
Tarmac America                            Construction                           14%             16%               *
Union Carbide Corporation                 Rail tank cars                         10%              *                *

*  Less than 10%

These percentages are not expected to be comparable in future periods.

     The equipment leasing industry is highly competitive. Equipment manufacturers, corporations, partnerships and others offer users an alternative to the purchase of most types of equipment with payment terms that vary widely depending on the lease term and type of equipment. The ability of the Partnership to keep the equipment leased and/or operating and the terms of the acquisitions, leases and dispositions of equipment depends on various factors (many of which are not in the control of the General Partner or the Partnership), such as general economic conditions, including the effects of inflation or recession, and fluctuations in supply and demand for various types of equipment resulting from, among other things, technological and economic obsolescence.

The business of the Partnership is not seasonal.

The Partnership has no full time employees.

Equipment Leasing Activities

     Through December 31, 2002, the Partnership has disposed of certain leased assets as set forth below:

                                      Original
                                    Equipment Cost,                     Excess of
Type of                              Excluding                          Rents Over
Equipment                          Acquisition Fees    Sales Price       Expenses *
---------                          ----------------    -----------       ----------
Transportation                        $58,505,231       $32,139,280      $ 44,988,131
Furniture, fixtures and office
   equipment                           22,209,670         8,314,618        18,925,245
Mining equipment                       20,108,685         7,735,973        15,842,296
Materials handling                     13,108,989         2,570,725        13,977,788
Office automation                       4,593,822           970,163         4,813,683
Other                                  18,022,102         6,773,390        19,430,999
                                   ---------------   ---------------   ---------------
                                     $136,548,499       $58,504,149     $ 117,978,142
                                   ===============   ===============   ===============

* Includes only those expenses directly related to the production of the related rents.

     The Partnership has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 2002 and the industries to which the assets have been leased.

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

     For further information regarding the Partnership's equipment lease portfolio as of December 31, 2002, see Note 3 to the financial statements, Investments in equipment and leases, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.


Item 2.  PROPERTIES

     The Partnership does not own or lease any real property, plant or material physical properties other than the equipment held for lease as set forth in Item 1.


Item 3.  LEGAL PROCEEDINGS

     The following is a discussion of legal matters involving the Partnership but which do not represent claims against the Partnership or its assets. No other material legal proceedings are currently pending against the Partnership or against any of its assets.

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

     The Partnership obtained a stipulation for relief from the automatic bankruptcy stay to allow the Court to issue its ruling, and filed a request to participate on the Official Committee of Unsecured Creditors in the bankruptcy proceedings. The Partnership succeeded upon securing the return of its equipment, which has been liquidated. The Court issued a ruling on March 4, 2001, denying the Partnership's claim for damages. The Debtor subsequently filed a claim against the Partnership, for reimbursement of its legal expenses. The General Partner believes the Court's decision is erroneous as a matter law, and has filed an appeal of the decision in the U.S. District Court of Appeals. (See discussion below).

     The Debtor filed a plan of reorganization, which was objected to by several large creditors, including the General Partner. These creditors were also seeking a formal role on the creditors committee or formation of their own committee.

     Upon the termination of the Debtor's exclusivity period, competing plans were filed by other creditors to the plan, and voting on the competing plans occurred October 8, 2001. The results of the vote were that another of the creditor's, (i.e. American Electric Power's ("AEP"), Plan of Reorganization ("AEP Plan") was successful. Under the AEP Plan, the claim of the Partnership has been assigned to a liquidating trustee for resolution and satisfaction from the Debtor's estate.

     In January 2002, the Partnership attended an appellate settlement conference seeking to resolve the outstanding disputed claim. A reserve has been set aside by the Debtor's liquidating trustee in the amount of $1.2 million in partial satisfaction of the Partnership's claim, although this claim amount remains in dispute. In January 2003, the Federal Appellate Court in San Francisco heard an appeal of the lower Court's decision. The results of that appellate decision was handed down in March of 2003 and was adverse to the Partnership's position. The Partnership is currently considering requesting a rehearing of that decision. Currently, the likelihood of recovery of amounts above the payment of the lease rent and the liquidation of the equipment already received remains speculative and highly uncertain.

Ingersoll International:

     At December 31, 2002 the Partnership had commenced action against Ingersoll International (the "Lessee") as the Partnership had declared them in default for making an unauthorized assignment of part of the leased equipment. Subsequent to December 31, 2002, the Partnership, the Lessee and the unauthorized party reached an agreement in principal to have the unauthorized party assume a portion of the lease. Documents have been prepared by the Partnership and sent to the other parties for signature and the Partnership expects all documents to be signed and this matter to be resolved by March 31, 2003.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S LIMITED PARTNERSHIP UNITS AND RELATED
              MATTERS

Market Information

     The Units are transferable subject to restrictions on transfers that have been imposed under the securities laws of certain states. However, as a result of such restrictions, the size of the Partnership and its investment objectives, to the General Partner's knowledge, no established public secondary trading market has developed and it is unlikely that a public trading market will develop in the future. As a result, there is no currently ascertainable market value for the Units.

Holders

     As of December 31, 2002, a total of 7,154 investors were record holders of Units in the Partnership.

ERISA Valuation

     In order to permit ERISA fiduciaries who hold Units to satisfy their annual reporting requirements, the General Partner estimated the value per Unit of the Partnership's assets as of September 30, 2002. The General Partner calculated the estimated liquidation proceeds that would be realized by the Partnership, assuming an orderly disposition of all of the Partnership's assets as of January 1, 2003. The estimates were based on the amount of remaining lease payments on existing Partnership leases, and the estimated residual values of the equipment held by the Partnership upon the termination of those leases. This valuation was based solely on the General Partner's perception of market conditions and the types and amounts of the Partnership's assets. No independent valuation was sought.

     After calculating the aggregate estimated disposition proceeds, the General Partner then calculated the portion of the aggregate estimated value of the Partnership assets that would be distributed to Unit holders on liquidation of the Partnership, and divided the total so distributable by the number of outstanding Units. As of September 30, 2002, the value of the Partnership's assets, calculated on this basis, was approximately $1.71 per Unit. The foregoing valuation was performed solely for the ERISA purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unit holder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Partnership may actually receive if and when it seeks to liquidate its assets, or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Partnership.

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

     A single distribution was paid from 2002 operations. The distribution was paid in January 2003 and the rate was $0.15 per Unit.

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

     The following table presents summarized information regarding distributions to Limited Partners:

                                               2002            2001             2000            1999             1998
                                               ----            ----             ----            ----             ----
Distributions of net income                       $ 0.09           $ 0.01           $ 0.13          $ 0.41           $ 0.39
Return of investment                                   -             1.03             1.08            0.79             0.80
                                          --------------- ---------------- -------------------------------- ----------------
Distributions per unit                              0.09             1.04             1.21            1.20             1.19
Differences due to timing of
   distributions                                    0.06            (0.04)           (0.01)              -             0.01
                                          --------------- ---------------- -------------------------------- ----------------
Nominal distribution rates from
   above                                          $ 0.15           $ 1.00           $ 1.20          $ 1.20           $ 1.20
                                          =============== ================ ================================ ================

     Owners of 1,000 or more units may make the election without charge to receive distributions on a monthly basis. Owners of less than 1,000 units may make the election upon payment of a $20.00 annual fee.


Item 6.  SELECTED FINANCIAL DATA

     The following table presents selected financial data of the Partnership for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 and for the years then ended. This financial data should be read in conjunction with the financial statements and related notes included under Part II, Item 8.

                                               2002            2001             2000            1999             1998
                                               ----            ----             ----            ----             ----
Gross Revenues                               $ 7,541,282      $ 7,939,473      $11,138,639     $17,064,600     $ 22,011,168

Net income                                   $ 1,455,267        $ 170,758      $ 1,682,730     $ 5,198,570      $ 4,861,233

Weighted average Units                        12,478,700       12,497,000       12,497,000      12,497,000       12,497,000

Net income per Unit, based on
   weighted average Units outstanding             $ 0.12           $ 0.01           $ 0.13          $ 0.41           $ 0.39

Distributions per Unit, based on
   weighted average Units outstanding             $ 0.09           $ 1.04           $ 1.21          $ 1.20           $ 1.19

Total Assets                                 $19,875,015      $37,160,843      $50,000,894     $67,961,144     $ 86,671,855

Non-recourse Debt                              $ 667,460      $11,663,273      $16,389,312     $22,138,639     $ 29,331,123

Total Partners' Capital                      $18,865,005      $18,546,425      $31,416,576     $44,820,397     $ 54,621,053


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

     Statements contained in this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, other than as required by law.

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

     The Partnership participates with the General Partner and certain of its affiliates in a $55,645,837 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of December 31, 2002, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition facility                              $             -
Amounts borrowed by affiliated partnerships and limited liability companies under the
   acquisition facility                                                                              29,000,000
                                                                                               ----------------
Total borrowings under the acquisition facility                                                      29,000,000
Amounts borrowed by the General Partner and its sister corporation under the warehouse facility               -
                                                                                               ----------------
Total outstanding balance                                                                       $   29,000,000
                                                                                               ================

Total available under the line of credit                                                        $   55,645,837
Total outstanding balance                                                                          (29,000,000)
                                                                                               ----------------
Remaining availability                                                                          $   26,645,837
                                                                                               ================

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

     As of December 31, 2002, cash balances consisted of working capital and amounts reserved for distributions in January 2003, generated from operations in 2002.

     The Partnership currently has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The General Partner envisions no such requirements for operating purposes.

     Through the term of the Partnership, the Partnership had borrowed $58,317,911 of non-recourse debt. As of December 31, 2002, the remaining unpaid balance as of that date was $667,460. The Partnership's long-term borrowings are non-recourse to the Partnership, that is, the only recourse of the lender is to the equipment or corresponding lease acquired with the loan proceeds.

     See Note 4 to the financial statements,  Non-recourse debt, as set forth in
Part II, Item 8, Financial Statements and Supplementary Data, for additional information regarding non-recourse debt.

     The Partnership commenced regular distributions, based on cash flows from operations, beginning with the second quarter of 1993. See Items 5 and 6 for additional information regarding the distributions.

     If inflation in the general economy becomes significant, it may affect the Partnership inasmuch as the residual (resale) values of the Partnership's leased assets may increase as the costs of similar assets increase. However, the Partnership's revenues from existing leases would not increase, as such rates are generally fixed for the terms of the leases without adjustment for inflation.

     In future periods, cash flows from operating leases are expected to be the Partnership's primary source of cash flows from operations.

Cash Flows

2002 vs. 2001:

     In 2002 and 2001, operating lease rents were the Partnership's primary source of cash flows from operating activities. Cash flows from operations decreased from $5,779,190 in 2001 to $5,133,621 in 2002, a decrease of $645,569.
This decrease was primarily due to decreases in operating lease revenues from $5,850,367 in 2001 to $4,254,501 in 2002, a decrease of $1,595,866.

     Sources of cash from investing activities consisted of rents from direct financing leases and proceeds from sales of lease assets. Financing lease rents decreased from $1,625,595 in 2001 to $1,402,177 in 2002, a decrease of $223,418.
Proceeds from the sales of lease assets are not expected to be consistent from one period to another as the sales of lease assets is subject to various factors such as the timing of lease terminations, the timing of market demand and the condition and uniqueness of the assets subject to sale. Proceeds from sales of lease assets increased from $3,733,992 in 2001 to $15,519,490 in 2002, an increase of $11,785,498. Approximately $8,300,000 of the sales proceeds was used to repay non-recourse debt associated with assets that were sold in 2002.

     In 2002 and 2001, the only source of cash flows from financing activities was the amounts borrowed on the line of credit. Repayments of debt increased as a result of additional debt payments noted above.

2001 vs. 2000:

     In 2001 and 2000, operating lease rents were the Partnership's primary source of cash flows from operating activities. Cash flows from operations decreased from $8,302,775 in 2000 to $5,779,190 in 2001, a decrease of $2,523,585. This decrease was primarily due to decreases in operating lease revenues from $9,296,456 in 2000 to $5,850,367 in 2001, a decrease of $3,446,089.

     Sources of cash from investing activities consisted of rents from direct financing leases and proceeds from sales of lease assets. Financing lease rents decreased from $2,243,051 in 2000 to $1,625,595 in 2001, a decrease of $617,456.
Proceeds from the sales of lease assets are not expected to be consistent from one period to another as the sales of lease assets is subject to various factors such as the timing of lease terminations, the timing of market demand and the condition and uniqueness of the assets subject to sale. Proceeds from sales of lease assets decreased from $7,531,930 in 2000 to $3,733,992 in 2001, a decrease of $3,797,938.

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

     As of December 31, 2002, 2001 and 2000, significant amounts of the Partnership's assets were leased to lessees in certain industries as follows.

                                  2002             2001            2000
                                  ----             ----            ----
Rail transportation                53%              41%             35%
Mining                             21%              10%              *
Manufacturing, other               15%              26%             29%
Construction                        *               13%             11%

* Less than 10%.

2002 vs. 2001:

     Operations in 2002 resulted in net income of $1,455,267 compared to $170,758 in 2001. The increase is primarily due to an increase in other revenues related to the amounts received from the settlement of the bankruptcy of Schwegmann's Giant Supermarkets (a former lessee of the partnership). Such amounts increased from $1,234,542 in 2001 to $1,954,952 in 2002. Operating lease revenues decreased as a result of the maturing of operating leases, the subsequent sales of the related lease assets and lower lease rates realized on lease renewals. This resulted in decreased operating lease rents in 2002 compared to 2001. Such rents decreased from $5,850,367 in 2001 to $4,254,501 in 2002. Assets sales also resulted in decreased depreciation expense in 2002. Depreciation decreased by $1,113,516 compared to 2001.

     Proceeds from the sales of lease assets are not expected to be consistent from one period to another as the sales of lease assets is subject to various factors such as the timing of lease terminations, the timing of market demand and the condition and uniqueness of the assets subject to sale. As a result, gains and losses recognized on the sales of these lease assets are not expected to be consistent from one year to another, however, such gains increased by $551,961 compared to 2001. This also contributed to the increase in net income.

     Interest expense has decreased as a result of scheduled debt payments and the early repayments of non-recourse debt noted above and the related reductions of the outstanding balances.

     Equipment management fees are based on the revenues of the Partnership. As those revenues have declined, the management fees have decreased as well.

     Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of that review, management determined that the value of a fleet of jumbo covered hopper cars had declined in value to the extent that the carrying values had become impaired. This decline is the result of decreased long-term demand for these types of assets and a corresponding reduction in the amounts of rental payments that these assets currently command. Management has recorded a provision for the decline in value of those assets in the amount of $397,872 for the year ended December 31, 2002.

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

     Proceeds from the sales of lease assets are not expected to be consistent from one period to another as the sales of lease assets is subject to various factors such as the timing of lease terminations, the timing of market demand and the condition and uniqueness of the assets subject to sale. As a result, gains and losses recognized on the sales of lease assets are not expected to be consistent from one year to another, however, such gains increased by $59,302 compared to 2000.

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

Recent Accounting Pronouncement

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Partnership adopted SFAS 144 as of January 1, 2002. The adoption of the Statement did not have a significant impact on the Partnership's financial position and results of operations.

Internal Controls

     As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Partnership's management, including the CEO and CFO of the General Partner, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based on that evaluation, the Partnership's management, including the CEO and CFO of the General Partner, concluded that the Partnership's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

Critical Accounting Policies

     The policies discussed below are considered by management of the Partnership to be critical to an understanding of the Partnership's financial statements because their application requires significant complex or subjective judgments, decisions, or assessments, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. The Partnership also states these accounting policies in the notes to the financial statements and in relevant sections in this discussion and analysis. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

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

Asset Valuation:

     Recorded values of the Company's asset portfolio are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards
(SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset's expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the assets and its carrying value on the measurement date.


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

     In general, the Partnership manages its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, the Partnership has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling rates. Nevertheless, the Partnership frequently funds leases with its floating rate line of credit and is, therefore, exposed to interest rate risk until fixed rate financing is arranged, or the floating rate line of credit is repaid. As of December 31, 2002, the outstanding balance on the floating rate line of credit was zero.

     To hedge its interest rate risk related to this variable rate debt, the Partnership may enter into interest rate swaps. As of December 31, 2002, no swaps or other derivative financial instruments were held by the Partnership. The Partnership does not hold or issue derivative financial instruments for speculative purposes.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Report of Independent Auditors, Financial Statements and Notes to Financial Statements attached hereto at pages 10 through 24.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Partners
ATEL Cash Distribution Fund V, L.P.

     We have audited the accompanying balance sheets of ATEL Cash Distribution Fund V, L.P. (Partnership) as of December 31, 2002 and 2001, and the related statements of income, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Cash Distribution Fund V, L.P. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

                                                         /s/ ERNST & YOUNG LLP

San Francisco, California
February 7, 2003

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                 BALANCE SHEETS

                           DECEMBER 31, 2002 AND 2001


                                     ASSETS


                                                   2002             2001
                                                   ----             ----
Cash and cash equivalents                         $ 3,806,560        $ 443,772

Accounts receivable, net of allowance for
   doubtful accounts of $75,285 in 2002
   and $165,285 in 2001                               420,737        1,249,403

Investments in equipment and leases                15,647,718       35,467,668
                                              ---------------- ----------------
Total assets                                      $19,875,015     $ 37,160,843
                                              ================ ================


                       LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                   $ 667,460     $ 11,663,273

Line of credit                                              -        6,500,000

Accounts payable:
     General Partner                                  115,390          146,080
     Other                                            195,877          156,408

Accrued interest payable                                3,603           21,601

Unearned lease income                                  27,680          127,056
                                              ---------------- ----------------
Total liabilities                                   1,010,010       18,614,418

Partners' capital:
     General Partner                                  202,907          188,354
     Limited Partners                              18,662,098       18,358,071
                                              ---------------- ----------------
Total partners' capital                            18,865,005       18,546,425
                                              ---------------- ----------------
Total liabilities and partners' capital           $19,875,015     $ 37,160,843
                                              ================ ================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                              STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                                2002            2001             2000
                                                                                ----            ----             ----
Revenues:
Leasing activities:
   Operating leases                                                            $ 4,254,501     $ 5,850,367      $ 9,296,456
   Direct financing leases                                                         307,915         384,516        1,276,509
   Leveraged leases                                                                 11,387          51,029           78,575
   Gain on sales of assets                                                         940,473         388,512          329,210
Interest income                                                                     15,392          23,678          128,713
Other                                                                            2,011,614       1,241,371           29,176
                                                                           ---------------- --------------- ----------------
                                                                                 7,541,282       7,939,473       11,138,639

Expenses:
Depreciation and amortization                                                    3,512,271       4,432,146        6,361,613
Cost reimbursements to General Partner                                             688,441         845,318          476,128
Interest expense                                                                   583,106       1,144,360        1,393,719
Equipment and incentive management fees to General Partner                         301,303         485,965          605,066
Railcar maintenance                                                                230,683         233,989          155,281
Professional fees                                                                  115,178         260,007           59,208
Provision for losses and impairments                                               487,872               -                -
Provision for (recovery of) doubtful accounts                                      (90,000)         64,680                -
Other                                                                              257,161         302,250          404,894
                                                                           ---------------- --------------- ----------------
                                                                                 6,086,015       7,768,715        9,455,909
                                                                           ---------------- --------------- ----------------
Net income                                                                     $ 1,455,267       $ 170,758      $ 1,682,730
                                                                           ================ =============== ================

Net income:
     General Partner                                                              $ 14,553         $ 1,708         $ 16,827
     Limited Partners                                                            1,440,714         169,050        1,665,903
                                                                           ---------------- --------------- ----------------
                                                                               $ 1,455,267       $ 170,758      $ 1,682,730
                                                                           ================ =============== ================

Net income per Limited Partnership unit                                             $ 0.12          $ 0.01           $ 0.13

Weighted average number of units outstanding                                    12,478,700      12,497,000       12,497,000

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                          Limited Partners     General
                                                               Units           Amount          Partner           Total
                                                               -----           ------          -------           -----

Balance December 31, 1999                                      12,497,000      $44,650,578       $ 169,819     $ 44,820,397

Distributions to Limited Partners ($1.21 per Unit)                             (15,086,551)              -      (15,086,551)
Net income                                                                       1,665,903          16,827        1,682,730
                                                          ---------------- ----------------- -------------- ----------------
Balance December 31, 2000                                      12,497,000       31,229,930         186,646       31,416,576

Distributions to Limited Partners ($1.04 per Unit)                             (13,040,909)              -      (13,040,909)
Net income                                                                         169,050           1,708          170,758
                                                          ---------------- ----------------- -------------- ----------------
Balance December 31, 2001                                      12,497,000       18,358,071         188,354       18,546,425

Distributions to Limited Partners ($0.09 per Unit)                              (1,088,393)              -       (1,088,393)
Units repurchased                                                 (25,400)         (48,294)              -          (48,294)
Net income                                                                       1,440,714          14,553        1,455,267
                                                          ---------------- ----------------- -------------- ----------------
Balance December 31, 2002                                      12,471,600      $18,662,098       $ 202,907     $ 18,865,005
                                                          ================ ================= ============== ================



                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


Operating activities:                                                           2002            2001             2000
                                                                                ----            ----             ----
Net income                                                                     $ 1,455,267       $ 170,758      $ 1,682,730
Adjustment to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization                                               3,512,271       4,432,146        6,361,613
     Leveraged lease income                                                        (11,387)        (51,029)         (78,575)
     Gain on sales of assets                                                      (940,473)       (388,512)        (329,210)
      Provision for losses and impairments                                         487,872               -                -
      Provision for (recovery of) doubtful accounts                                (90,000)         64,680                -
     Changes in operating assets and liabilities:
         Accounts receivable                                                       918,666         985,225          473,319
         Other receivables                                                               -       1,309,783                -
         Accounts payable, General Partner                                         (30,690)         67,842          (40,203)
         Accounts payable, other                                                    39,469        (704,241)         500,818
         Accrued interest payable                                                  (17,998)        (40,265)         (45,316)
         Unearned lease income                                                     (99,376)        (67,197)        (222,401)
Net cash provided by operating activities                                        5,223,621       5,779,190        8,302,775

Investing activities:
Proceeds from sales of assets                                                   15,369,490       3,733,992        7,531,930
Reduction of net investment in direct financing leases                           1,402,177       1,625,595        2,243,051
                                                                           ----------------- -------------- ----------------
Net cash provided by investing activities                                       16,771,667       5,359,587        9,774,981

Financing activities:
Repayments of non-recourse debt                                                (10,995,813)     (4,726,039)      (5,749,327)
Repayments of borrowings under line of credit                                   (7,000,000)     (2,700,000)               -
Distributions to Limited Partners                                               (1,088,393)    (13,040,909)     (15,086,551)
Borrowings under line of credit                                                    500,000       8,200,000        1,000,000
Repurchases of limited partnership units                                           (48,294)              -                -
                                                                           ----------------- -------------- ----------------
Net cash used in financing activities                                          (18,632,500)    (12,266,948)     (19,835,878)
                                                                           ----------------- -------------- ----------------
Net increase (decrease) in cash and cash equivalents                             3,362,788      (1,128,171)      (1,758,122)
Cash and cash equivalents at beginning of year                                     443,772       1,571,943        3,330,065
                                                                           ----------------- -------------- ----------------
Cash and cash equivalents at end of year                                       $ 3,806,560       $ 443,772      $ 1,571,943
                                                                           ================= ============== ================

Supplemental disclosures of cash flow information:
Cash paid during the year for interest                                           $ 601,104     $ 1,184,625      $ 1,439,035
                                                                           ================ =============== ================



                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


1.  Organization and Partnership matters:

     ATEL Cash Distribution Fund V, L.P. (the Partnership) was formed under the laws of the state of California in September 1992 for the purpose of acquiring equipment to engage in equipment leasing and sales activities, primarily in the United States.

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

     The Partnership's business consists of leasing various types of equipment. As of
December 31, 2002, the original terms of the leases ranged from two months to twenty years.

     Pursuant to the Limited Partnership Agreement, the General Partner receives compensation and reimbursements for services rendered on behalf of the Partnership (See Notes 5 and 6). The General Partner is required to maintain in the Partnership reasonable cash reserves for working capital, the repurchase of Units and contingencies.


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

Investment in leveraged leases:

     Leases that are financed principally with non-recourse debt at lease inception and that meet certain other criteria are accounted for as leveraged leases. Leveraged lease contracts receivable are stated net of the related non-recourse debt service (which includes unpaid principal and aggregate interest on such debt) plus estimated residual values. Unearned income represents the excess of anticipated cash flows (after taking into account the related debt service and residual values) over the investment in the lease and is amortized using a constant rate of return applied to the net investment when such investment is positive.

                      ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


2.  Summary of significant accounting policies (continued):

Asset valuation:

     Recorded values of the Company's asset portfolio are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards
(SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset's expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the assets and its carrying value on the measurement date.

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

     The tax basis of the Partnership's net assets and liabilities varies from the amounts presented in these financial statements (unaudited):

                                                   2002             2001
                                                   ----             ----
    Financial statement basis of net assets       $18,865,005     $ 18,546,425
    Tax basis of net assets                        23,293,593       16,617,377
                                              ---------------- ----------------
    Difference                                    $ 4,428,588      $ 1,929,048
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

     The following reconciles the net income reported in these financial statements to the loss reported on the Partnership's federal tax return (unaudited):

                                                     2002            2001             2000
                                                     ----            ----             ----
    Net income per financial statements             $ 1,455,267       $ 170,758      $ 1,682,730
    Adjustment to depreciation expense                2,160,483        (379,786)        (491,694)
    Provisions for losses and doubtful accounts         487,872          64,680                -
    Adjustments to revenues                           3,631,306       4,963,156        8,201,164
                                                ---------------- --------------- ----------------
    Net income per federal tax return               $ 7,734,928     $ 4,818,808      $ 9,392,200
                                                ================ =============== ================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


2.  Summary of significant accounting policies (continued):

Credit risk:

     Financial instruments that potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents, accounts receivable, direct finance lease receivables and other receivables. The
Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases. See Note 7 for a description of lessees by industry as of December 31, 2002.

Basis of presentation:

     The accompanying financial statements as of December 31, 2002 and 2001 and for the three years ended December 31, 2002 have been prepared in accordance with accounting principles generally accepted in the United States. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Derivative financial instruments:

     In June 1998,  the  Financial  Accounting  Standards  Board  (FASB)  issued
Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which established new accounting and reporting standards for derivative instruments. SFAS No. 133 has been amended by SFAS No. 137, issued in June 1999, and by SFAS No. 138, issued in June 2000.

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

                                DECEMBER 31, 2002


2.  Summary of significant accounting policies (continued):

Recent accounting pronouncement:

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Partnership adopted SFAS 144 as of January 1, 2002. The adoption of the Statement did not have a significant impact on the Partnership's financial position and results of operations.

Initial direct costs:

     The Partnership capitalizes initial direct costs associated with the acquisition of lease assets. The costs are amortized over a five year period using a straight line method.

Accounts receivable:

     Accounts receivable represent the amounts billed under lease contracts and currently due to the Partnership. Allowances for doubtful accounts are typically established based on historical charge offs and collection experience and are usually determined by specifically identified lessees and invoiced amounts.


3.  Investments in equipment and leases:

     As of December 31, 2002, the Partnership's investments in equipment and leases consist of the following:

                                                                             Depreciation
                                                                             Expense or       Reclass-
                                                           December 31,     Amortization    ifications or    December 31,
                                                               2001           of Leases     Dispositions         2002
                                                               ----           ---------    --------------        ----
Net investment in operating leases                            $26,533,841      $(3,114,722)    $(9,934,670)     $13,484,449
Net investment in direct financing leases                       8,094,439       (1,402,177)     (5,512,181)       1,180,081
Net investment in leveraged leases                              1,073,050           11,387        (944,425)         140,012
Assets held for sale or lease                                     725,609                -       2,798,018        3,523,627
Residual value interests                                          835,759                -        (835,759)               -
Reserve for losses and impairments                             (2,224,816)        (487,872)              -       (2,712,688)
Initial direct costs, net of accumulated amortization
   of $544,354 in 2002 and $1,115,605 in 2001                     429,786         (397,549)              -           32,237
                                                          ---------------- ----------------- -------------- ----------------
                                                              $35,467,668      $(5,390,933)   $(14,429,017)     $15,647,718
                                                          ================ ================= ============== ================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


3.  Investments in equipment and leases (continued):

     Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of that review, management determined that the value of a fleet of jumbo covered hopper cars had declined in value to the extent that the carrying values had become impaired. This decline is the result of decreased long-term demand for these types of assets and a corresponding reduction in the amounts of rental payments that these assets currently command. Management has recorded a provision for the decline in value of those assets in the amount of $487,872 for the year ended December 31, 2002.

Operating leases:

     Property on operating leases consists of the following:

                                                                    Reclass-
                                 December 31,                     ifications or    December 31,
                                     2001           Additions     Dispositions         2002
                                     ----           ---------    --------------        ----
Transportation                      $36,606,091              $ -    $(16,012,920)    $ 20,593,171
Manufacturing                         2,666,354                -               -        2,666,354
Construction                         11,425,007                -      (9,252,200)       2,172,807
Materials handling                      248,749                -        (199,199)          49,550
                                ---------------- ---------------- --------------- ----------------
                                     50,946,201                -     (25,464,319)      25,481,882
Less accumulated depreciation       (24,412,360)      (3,114,722)     15,529,649      (11,997,433)
                                ---------------- ---------------- --------------- ----------------
                                    $26,533,841      $(3,114,722)    $(9,934,670)    $ 13,484,449
                                ================ ================ =============== ================

Direct financing leases:

     As of December 31, 2002, investment in direct financing leases consists of railroad auto racks, railroad tank cars and retail store fixtures. The following lists the components of the Partnership's investment in direct financing leases as of December 31, 2002 and 2001:

                                                                   2002            2001
                                                                   ----            ----
Total minimum lease payments receivable                              $ 33,510     $ 7,918,584
Estimated residual values of leased equipment (unguaranteed)        1,148,968       2,857,964
                                                              ---------------- ---------------
Investment in direct financing leases                               1,182,478      10,776,548
Less unearned income                                                   (2,397)     (2,682,109)
                                                              ---------------- ---------------
Net investment in direct financing leases                         $ 1,180,081     $ 8,094,439
                                                              ================ ===============

All of the property on leases was acquired in the years 1993 through 1997.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


3.  Investments in equipment and leases (continued):

Direct financing leases (continued):

At December 31, 2002, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows:

                                             Direct
            Year ending    Operating        Financing
           December 31,      Leases          Leases            Total
           ------------      ------          ------            -----
                   2003     $ 1,393,953         $ 33,510      $ 1,427,463
                   2004         572,253                -          572,253
                   2005          24,987                -           24,987
                   2006          14,122                -           14,122
                         --------------- ---------------- ----------------
                            $ 2,005,315         $ 33,510      $ 2,038,825
                         =============== ================ ================

Leveraged leases:

     As of December 31, 2002, investment in leveraged leases consists of materials handling equipment. The following lists the components of the Partnership's investment in leveraged leases as of December 31, 2002 and 2001:

                                                                                2002            2001
                                                                                ----            ----
Aggregate rentals receivable                                                      $ 46,368       $ 252,721
Less aggregate principal and interest payable on non-recourse loans                      -         (45,097)
Estimated residual value of leased assets                                           96,000         880,781
Less unearned income                                                                (2,356)        (15,355)
                                                                           ----------------- --------------
Net investment in leveraged leases                                               $ 140,012     $ 1,073,050
                                                                           ================= ==============

Reserve for losses and impairments and allowances for doubtful accounts:

                                                                            Allowance for   Allowance for
                                                                              doubtful        doubtful
                                                            Reserve for      accounts -      accounts -
                                                            losses and          Other         Accounts
                                                            impairments      Receivables     Receivables
          Balance December 31, 1999                           $ 2,254,809        $ 100,605             $ -
          Charge offs                                             (29,993)
          Provision                                                     -                -               -
                                                          ---------------- ---------------- ---------------
          Balance December 31, 2000                             2,224,816          100,605               -
          Reclassification                                                        (100,605)        100,605
          Provision                                                     -                -          64,680
                                                          ---------------- ---------------- ---------------
          Balance December 31, 2001                             2,224,816                -         165,285
          Provision (recovery)                                    487,872                -         (90,000)
                                                          ---------------- ---------------- ---------------
          Balance December 31, 2002                           $ 2,712,688              $ -        $ 75,285
                                                          ================ ================ ===============

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


4.  Non-recourse debt:

     At December 31, 2002, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying monthly and quarterly payments. Interest on the notes is at fixed rates from 5.5% to 8.644%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2002, the carrying value of the pledged assets is approximately $1,298,455. The notes mature from 2003 through 2006.

     As of December 31, 2002, future minimum payments of non-recourse debt are as follows:

         Year ending
        December 31,    Principal        Interest           Total
                2003       $ 340,171         $ 30,455        $ 370,626
                2004         151,083           18,384          169,467
                2005         162,167            7,301          169,468
                2006          14,039               83           14,122
                      --------------- ---------------- ----------------
                           $ 667,460         $ 56,223        $ 723,683
                      =============== ================ ================


5.  Related party transactions:

     The terms of the Limited Partnership Agreement provide that the General Partner and/or affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Partnership.

     The Limited Partnership Agreement allows for the reimbursement of costs incurred by the General Partner in providing administrative services to the Partnership. Administrative services provided include Partnership accounting, investor relations, legal counsel and lease and equipment documentation. The General Partner is not reimbursed for services whereby it is entitled to receive a separate fee as compensation for such services, such as acquisition and disposition of equipment. Reimbursable costs incurred by the General Partner are allocated to the Partnership based upon actual time incurred by employees working on Partnership business and an allocation of rent and other costs based on utilization studies.

     Each of ATEL Leasing Corporation ("ALC"), ATEL Equipment Corporation ("AEC"), ATEL Investor Services ("AIS") and ATEL Financial Services LLC is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Partnership. Acquisition services are performed for the Partnership by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Partnership are performed by ATEL Financial Services LLC.

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

                                DECEMBER 31, 2002


5.  Related party transactions (continued):

     The  General  Partner  and/or  affiliates  earned  fees,   commissions  and
reimbursements pursuant to the Limited Partnership Agreement as follows during 2002, 2001 and 2000:

                                                                2002            2001             2000
                                                                ----            ----             ----
Costs reimbursed to General Partner                              $ 688,441       $ 845,318        $ 476,128

Incentive  management fees (computed as 5% of  distributions
of  cash  from   operations,   as  defined  in  the  Limited
Partnership   Agreement)  and  equipment   management   fees
(computed as 5% of gross revenues from operating  leases, as defined  in the  Limited  Partnership  Agreement  plus 2% of gross  revenues from full payout  leases,  as defined in the
Limited Partnership Agreement)                                     301,303         485,965          605,066
                                                              ------------- --------------- ----------------
                                                                 $ 989,744     $ 1,331,283      $ 1,081,194
                                                              ============= =============== ================



6.  Partners' capital:

     As of December 31, 2002, 12,471,600 Units were issued and outstanding (in addition to the Units issued to the Initial Limited Partners). As of December 31, 2001, 12,497,000 Units were issued and outstanding (in addition to the Units issued to the Initial Limited Partners). The Partnership is authorized to issue up to 12,500,000 Units of Limited Partnership interest in addition to those issued to the initial Limited Partners.

     As defined in the Limited Partnership Agreement, the Partnership's Net Profits, Net Losses, and Tax Credits are to be allocated 99% to the Limited Partners and 1% to the General Partner.

     Available Cash from Operations and Cash from Sales and Refinancing are to be distributed as follows:

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

                                DECEMBER 31, 2002


7.  Concentration of credit risk and major customers:

     The Partnership leases equipment to lessees in diversified industries. Leases are subject to the General Partner's credit committee review. The leases provide for the return of the equipment upon default.

     As of December 31, 2002, 2001 and 2000, there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

                                    2002            2001             2000
                                    ----            ----             ----
          Rail transportation        53%             41%              35%
          Mining                     21%             10%               *
          Manufacturing, other       15%             26%              29%
          Construction                *              13%              11%

          * Less than 10%.

     During 2002, four customers each comprised 19%, 18%, 14% and 10% of the Partnership's revenues from leases. During 2001, three customers each comprised 16%, 13% and 13% of the Partnership's revenues from leases. During 2000, two customers each comprised 11% of the Partnership's revenues from leases.


8.  Line of credit:

     The Partnership participates with the General Partner and certain of its affiliates in a $55,645,837 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of December 31, 2002, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition facility                                           $             -
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition
   facility                                                                                                       29,000,000
                                                                                                            ----------------
Total borrowings under the acquisition facility                                                                   29,000,000
Amounts borrowed by the General Partner and its sister corporation under the warehouse facility                            -
                                                                                                            ----------------
Total outstanding balance                                                                                    $   29,000,000
                                                                                                            ================

Total available under the line of credit                                                                     $   55,645,837
Total outstanding balance                                                                                       (29,000,000)
                                                                                                            ----------------
Remaining availability                                                                                       $   26,645,837
                                                                                                            ================

     Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Partnership and the General Partner.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


8.  Line of credit (continued):

     During 2002, 2001 and 2000, the Partnership  borrowed $500,000,  $8,200,000 and $1,000,000, respectively, under the line of credit. The Partnership repaid $7,000,000 and $2,700,000 under the line of credit in 2002 and 2001, respectively. There were no repayments on the line of credit during 2000. Interest on the line of credit is based on either the thirty day LIBOR rate or the bank's prime rate.

     The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of December 31, 2002.


9.  Fair value of financial instruments:

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Cash and cash equivalents:

     The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

Non-recourse debt:

     The fair value of the Partnership's non-recourse debt is estimated using discounted cash flow analyses, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Partnership's non-recourse debt at December 31, 2002 is $626,340.


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

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


11.  Selected quarterly data (unaudited):

                                                             March 31,        June 30,      September 30,    December 31,
Quarter ended                                                  2001             2001            2001             2001
                                                               ----             ----            ----             ----

Total revenues                                                $ 2,016,115      $ 2,402,467     $ 1,604,069      $ 1,916,822
Net Income (loss)                                               $ 106,919        $ 612,077      $ (363,187)      $ (185,051)
Net income (loss) per limited partnership unit                     $ 0.01           $ 0.05         $ (0.03)         $ (0.02)

                                                             March 31,        June 30,      September 30,    December 31,
Quarter ended                                                  2002             2002            2002             2002
                                                               ----             ----            ----             ----

Total revenues                                                $ 1,615,661      $ 3,430,489     $ 1,814,699        $ 680,433
Net Income (loss)                                               $ (98,057)     $ 1,761,800       $ 410,056       $ (618,532)
Net income (loss) per limited partnership unit                    $ (0.01)          $ 0.14          $ 0.03          $ (0.04)

Item 9.  CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON
           ACCOUNTING AND FINANCIAL DISCLOSURES

None.


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

     Each of ATEL Leasing Corporation ("ALC"), ATEL Equipment Corporation ("AEC"), ATEL Investor Services ("AIS") and ATEL Financial Services LLC ("AFS") is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Company. Acquisition services are performed for the Company by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Company are performed by AFS. ATEL Securities Corporation ("ASC") is a wholly-owned subsidiary of AFS.

The officers and directors of ATEL Capital Group and its affiliates are as follows:

Dean L. Cash         Chairman of the Board of Directors of ACG, AFS, ALC, AEC,
                         AIS and ASC; President and Chief Executive Officer of ACG, AFS and AEC

Paritosh K. Choksi   Director, Executive Vice President, Chief Operating Officer
                         and Chief Financial Officer of ACG, AFS, ALC, AEC and
                         AIS

Donald E. Carpenter  Vice President and Controller of ACG, AFS, ALC, AEC and
                         AIS; Chief Financial Officer of ASC

Vasco H. Morais      Senior Vice President, Secretary and General Counsel for
                         ACG, AFS, ALC, AIS and AEC

Dean L. Cash, age 52, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

     Paritosh K. Choksi, age 49, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix's capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix's portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

     Donald E. Carpenter, age 54, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

     Vasco H. Morais, age 44, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.


Item 11.  EXECUTIVE COMPENSATION

     The registrant is a Limited Partnership and, therefore, has no officers or directors.

     Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the General Partner and its Affiliates. The amount of such remuneration paid for the years ended December 31, 2002, 2001 and 2000 is set forth in Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 5 thereof, which information is hereby incorporated by reference.

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

Incentive Management Fees

     As compensation for its services rendered in establishing and maintaining the composition of the Partnership's equipment portfolio and its acquisition and debt strategies and supervising fund administration including supervising the preparation of reports and maintenance of financial and operating data of the Partnership, Securities and Exchange Commission and Internal Revenue Service filings, returns and reports, the General Partner is entitled to receive the Partnership management fee which shall be payable for each fiscal quarter and shall be an amount equal to 5% of distributions of cash from operations until such time as the Limited Partners have received aggregate distributions of cash from operations in an amount equal to their original invested capital plus a 10% per annum return on their average adjusted invested capital (as defined in the Limited Partnership Agreement). Thereafter, the incentive management fee shall be 15% of all distributions of cash from operations, sales or refinancing. See Notes 5 and 6 to the financial statements included at Item 8 of this report for amounts paid.

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

General Partner's Interest in Operating Proceeds

     Net income, net loss and investment tax credits are allocated 99% to the Limited Partners and 1% to the General Partner. See the statements of income included in Item 8 of this report for the amounts allocated to the General and Limited Partners in 2002, 2001 and 2000.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Security Ownership of Certain Beneficial Owners

     At December 31, 2002, no investor is known to the Partnership to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

     The shareholders of the General Partner are beneficial owners of Limited Partnership Units as follows:

 (1)                               (2)                               (3)                              (4)
                                    Name and Address of             Amount and Nature of            Percent
Title of Class                       Beneficial Owner               Beneficial Ownership           of Class
--------------                       ----------------               --------------------           --------

Limited Partnership Units       A. J. Batt                      Initial Limited Partner Units       0.0002%
                              600 California Street, 6th Floor 25 Units ($250)
                                  San Francisco, CA 94108              (owned by wife)

Limited Partnership Units       Dean Cash                       Initial Limited Partner Units       0.0002%
                              600 California Street, 6th Floor 25 Units ($250)
                                  San Francisco, CA 94108              (owned by wife)

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

Item 14.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

     Under the supervision and with the participation of our management (ATEL Financial Services, LLC as General Partner of the registrant, including the chief executive officer and chief financial officer), an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures [as defined in Rules 240.13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934] was performed as of a date within ninety days before the filing date of this annual report. Based upon this evaluation, the chief executive officer and chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing and timely reporting information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.

Changes in internal controls

     There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date, nor were there any significant deficiencies or material weaknesses in our internal controls.


                                     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

   (a)    Financial Statements and Schedules
       1. Financial Statements
          Included in Part II of this report:
          Report of Independent Auditors
          Balance Sheets at December 31, 2002 and 2001
          Statements of Income for the years ended December 31, 2002, 2001 and 2000 Statements of Changes in Partners' Capital for the years ended December 31, 2002, 2001 and 2000
          Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000 Notes to Financial Statements

       2. Financial Statement Schedules

          All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

          (b) Reports on Form 8-K for the fourth quarter of 2002 None

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



Date:     3/26/03

                                   ATEL Cash Distribution Fund V, L.P.
                              (Registrant)


By:       ATEL Financial Services, LLC
          General Partner of Registrant



            By:   /s/ Dean Cash
                 -------------------------------------------------
                 Dean Cash,
                 President and Chief Executive Officer of
                 ATEL Financial Services, LLC (General
                 Partner)




            By:  /s/ Paritosh K. Choksi
                 -------------------------------------------------
                 Paritosh K. Choksi,
                 Executive Vice President of ATEL
                 Financial Services, LLC (General Partner)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.


        SIGNATURE                   CAPACITIES                            DATE



       /s/ Dean Cash       President, Chairman and Chief                 3/26/03
--------------------------  Executive Officer of ATEL Financial
        Dean Cash           Services, LLC




  /s/ Paritosh K. Choksi   Executive Vice President and                  3/26/03
--------------------------  director of ATEL Financial Services, LLC,
    Paritosh K. Choksi      Principal financial officer of registrant;
                            principal financial officer and director
                            of ATEL Financial Services, LLC




 /s/ Donald E. Carpenter   Principal accounting officer of registrant;   3/26/03
--------------------------  principal accounting officer of ATEL
   Donald E. Carpenter      Financial Services, LLC





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

                                 CERTIFICATIONS


I, Paritosh K. Choksi, certify that:

1. I have reviewed this annual report on Form 10-K of ATEL Cash Distribution Fund V, LP;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:                3/26/03

/s/ Paritosh K. Choksi
----------------------------------------------------------
Paritosh K. Choksi
Principal financial officer of registrant, Executive
Vice President of General Partner

                                 CERTIFICATIONS


I, Dean L. Cash, certify that:

1. I have reviewed this annual report on Form 10-K of ATEL Cash Distribution Fund V, LP;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:                3/26/03

 /s/ Dean Cash
----------------------------------------------------------
Dean L. Cash
President and Chief Executive
Officer of General Partner

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual report on Form 10K of ATEL Cash Distribution Fund V, LP, (the "Partnership") for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Dean L. Cash, Chief Executive Officer of ATEL Financial Services, LLC, general partner of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 ; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:                3/26/03



 /s/ Dean Cash
------------------------------------------
Dean L. Cash
President and Chief Executive
Officer of General Partner


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual report on Form 10K of ATEL Cash Distribution Fund V, LP, (the "Partnership") for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Paritosh K. Choksi, Chief Financial Officer of ATEL Financial Services, LLC, general partner of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 ; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:                3/26/03



/s/ Paritosh K. Choksi
------------------------------------------
Paritosh K. Choksi
Executive Vice President of General
Partner, Principal financial officer of registrant