Form 10-Q
period 2003-03-31
ATEL CASH DISTRIBUTION FUND V L P
filed 2003-05-15
CIK 892875

Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                    For the quarterly period ended March 31, 2003

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

     600 California Street, 6th Floor, San Francisco, California 94108-2733
                    (Address of principal executive offices)

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

The number of Limited Partnership Units outstanding as of March 31, 2003 was 12,471,600

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                 BALANCE SHEETS

                      MARCH 31, 2003 AND DECEMBER 31, 2002
                                   (Unaudited)


                                     ASSETS

                                                  2003               2002
                                                  ----               ----
Cash and cash equivalents                         $ 2,082,370        $3,806,560

Accounts receivable, net of allowance for
   doubtful accounts of $75,285 in 2003
   and 2002                                           541,993           420,737

Investments in leases                              14,458,933        15,647,718
                                           ------------------- -----------------
Total assets                                     $ 17,083,296       $19,875,015
                                           =================== =================

 LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                   $ 493,376         $ 667,460

Accounts payable:
   General Partner                                     21,482           115,390
   Other                                              183,358           195,877
Accrued interest expense                                2,567             3,603
Unearned operating lease income                        28,128            27,680
                                           ------------------- -----------------
Total liabilities                                     728,911         1,010,010
Partners' capital:
     General Partner                                  196,551           202,907
     Limited Partners                              16,157,834        18,662,098
                                           ------------------- -----------------
Total partners' capital                            16,354,385        18,865,005
                                           ------------------- -----------------
Total liabilities and partners' capital          $ 17,083,296       $19,875,015
                                           =================== =================






                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                            STATEMENTS OF OPERATIONS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2003 AND 2002
                                   (Unaudited)

Revenues:                                                         2003               2002
                                                                  ----               ----
Leasing activities:
   Operating leases                                                 $ 595,244        $1,403,768
   Direct financing leases                                             88,185           112,557
   Leveraged leases                                                     2,356            10,844
   Gain on sales of assets                                             64,135            85,435
Interest income                                                         6,943             1,318
Other                                                                   1,003             1,739
                                                           ------------------- -----------------
                                                                      757,866         1,615,661
Expenses:
Impairment losses                                                     553,426                 -
Depreciation and amortization                                         396,901         1,034,848
Railcar maintenance                                                   156,255            68,764
Cost reimbursements to General Partner                                147,440           188,248
Equipment and incentive management fees to General Partner             32,496            60,888
Professional fees                                                      20,632            36,322
Interest expense                                                        9,633           263,930
Other                                                                  76,699            60,718
                                                           ------------------- -----------------
                                                                    1,393,482         1,713,718
                                                           ------------------- -----------------
Net loss                                                           $ (635,616)        $ (98,057)
                                                           =================== =================

Net loss:
   General Partner                                                   $ (6,356)           $ (981)
   Limited Partners                                                  (629,260)          (97,076)
                                                           ------------------- -----------------
                                                                   $ (635,616)        $ (98,057)
                                                           =================== =================

Net loss per Limited Partnership Unit                                 $ (0.05)          $ (0.01)
Weighted average number of Units outstanding                       12,471,600        12,497,000

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                               THREE MONTH PERIOD
                              ENDED MARCH 31, 2003
                                   (Unaudited)

                                                    Limited Partners       General
                                       Units             Amount            Partner             Total
Balance December 31, 2002               12,471,600       $18,662,098           $ 202,907       $18,865,005
Distributions to limited partners                -        (1,875,004)                  -        (1,875,004)
Net loss                                         -          (629,260)             (6,356)         (635,616)
                                  ----------------- ----------------- ------------------- -----------------
Balance March 31, 2003                  12,471,600       $16,157,834           $ 196,551       $16,354,385
                                  ================= ================= =================== =================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                            STATEMENTS OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2003 AND 2002
                                   (Unaudited)


Operating activities:                                        2003               2002
                                                             ----               ----
Net loss                                                      $ (635,616)        $ (98,057)
Adjustment to reconcile net loss to cash
   provided by operating activities:
   Impairment losses                                             553,426                 -
   Depreciation and amortization                                 396,901         1,034,848
   Gain on sales of lease assets                                 (64,135)          (85,435)
   Leveraged lease income                                         (2,356)          (10,844)
   Changes in operating assets and liabilities:
      Accounts receivable                                       (121,256)           74,712
      Accounts payable, General Partner                          (93,908)           52,366
      Accounts payable, other                                    (12,519)          248,917
      Accrued interest expense                                    (1,036)           (3,480)
      Unearned operating lease income                                448           (58,493)
                                                      ------------------- -----------------
Net cash provided by operations                                   19,949         1,154,534
                                                      ------------------- -----------------

Investing activities:
Proceeds from sales of lease assets                              150,549           391,850
Reduction of net investment in direct financing leases           108,032           436,935
Reduction of net investment in leveraged leases                   46,368            21,688
                                                      ------------------- -----------------
Net cash provided by investing activities                        304,949           850,473
                                                      ------------------- -----------------

Financing activities:
Distributions to Limited Partners                             (1,875,004)       (1,088,393)
Repayments of non-recourse debt                                 (174,084)       (1,407,272)
Repayments of borrowings under line of credit                          -        (1,000,000)
Proceeds of non-recourse debt                                          -           759,436
Borrowings under line of credit                                        -           500,000
                                                      ------------------- -----------------
Net cash used in financing activities                         (2,049,088)       (2,236,229)
                                                      ------------------- -----------------

Net decrease in cash and cash equivalents                     (1,724,190)         (231,222)

Cash and cash equivalents at beginning of period               3,806,560           443,772
                                                      ------------------- -----------------
Cash and cash equivalents at end of period                   $ 2,082,370         $ 212,550
                                                      =================== =================
Supplemental disclosures of cash flow information:
Cash paid during the period for interest                        $ 10,669         $ 267,410
                                                      =================== =================



                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (Unaudited)


1.  Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

2.  Organization and partnership matters:

ATEL Cash Distribution Fund V, L.P. (the Partnership) was formed under the laws of the state of California on September 23, 1992, for the purpose of acquiring equipment to engage in equipment leasing and sales activities.

Upon the sale of the minimum amount of Units of Limited Partnership interest (Units) of $1,200,000 and the receipt of the proceeds thereof on March 19, 1993, the Partnership commenced operations.

The Partnership does not make a provision for income taxes since all income and losses will be allocated to the Partners for inclusion in their individual tax returns.

ATEL Financial Services, LLC, an affiliated entity, acts as the General Partner of the Partnership.


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                           Depreciation
                                         Balance                           Expense and                             Balance
                                       December 31,      Impairment        Amortization    Reclassifications      March 31,
                                           2002             Losses          of Leases        & Dispositions          2003
                                           ----             ------          ---------        --------------          ----
Net investment in operating
   leases                                 $13,484,449        $ (553,426)       $ (387,992)         $ (541,797)      $12,001,234
Net investment in direct
   financing lease                          1,180,081                 -          (108,032)            (69,998)        1,002,051
Net investment in leveraged
   leases                                     140,012                 -           (44,012)                  -            96,000
Assets held for sale or lease               3,523,627                 -                 -          (2,187,307)        1,336,320
Reserve for losses                         (2,712,688)                -                 -           2,712,688                 -
Initial direct costs, net of
   accumulated amortization of
   $286,017 in 2003 and $544,354 in
   2002                                        32,237                 -            (8,909)                  -            23,328
                                     ----------------- ----------------- ----------------- ------------------- -----------------
                                          $15,647,718        $ (553,426)       $ (548,945)          $ (86,414)      $14,458,933
                                     ================= ================= ================= =================== =================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (Unaudited)


3.  Investment in leases (continued):

Property subject to operating leases consists of the following:

                                   Balance                                                                   Balance
                                 December 31,      Impairment        Depreciation    Reclassifications      March 31,
                                     2002             Losses           Expense         & Dispositions          2003
                                     ----             ------           -------         --------------          ----
Transportation                      $20,593,171               $ -               $ -         $ 4,474,108       $25,067,279
Manufacturing                         2,666,354                 -                 -                   -         2,666,354
Construction                          2,172,807                 -                 -                   -         2,172,807
Materials handling                       49,550                 -                 -             (49,550)                -
                               ----------------- ----------------- ----------------- ------------------- -----------------
                                     25,481,882                 -                 -           4,424,558        29,906,440
Less accumulated depreciation       (11,997,433)         (553,426)         (387,992)         (4,966,355)      (17,905,206)
                               ----------------- ----------------- ----------------- ------------------- -----------------
                                    $13,484,449        $ (553,426)       $ (387,992)         $ (541,797)      $12,001,234
                               ================= ================= ================= =================== =================

All of the property on leases was acquired in 1993, 1994, 1995, 1996 and 1997.

At March 31, 2003, the aggregate amounts of future minimum lease payments are as follows:

                                                            Direct
                                        Operating         Financing
                                          Leases            Leases             Total
Nine months ending December 31, 2003       $1,139,879         $ 562,500         $ 1,702,379
       Year ending December 31, 2004          660,036           750,000           1,410,036
                                2005          224,987                 -             224,987
                                2006           14,122                 -              14,122
                                     ----------------- ----------------- -------------------
                                           $2,039,024        $1,312,500         $ 3,351,524
                                     ================= ================= ===================

Direct financing leases:

As of March 31, 2003, investment in direct financing leases consists of mining equipment. The following lists the components of the Company's investment in direct financing leases as of March 31, 2003:

Total minimum lease payments receivable                         $ 1,312,500
Estimated residual values of leased equipment (unguaranteed)            401
                                                             ---------------
Investment in direct financing leases                             1,312,901
Less unearned income                                               (310,850)
                                                             ---------------
Net investment in direct financing leases                       $ 1,002,051
                                                             ===============

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (Unaudited)


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 6.5% to 10.5%.

Future minimum principal payments of non-recourse debt are as follows:

                                         Principal          Interest            Total
Nine months ending December 31, 2003     $     166,086          $ 20,603           $ 186,689
       Year ending December 31, 2004           151,084            18,384             169,468
                                2005           162,167             7,301             169,468
                                2006            14,039                83              14,122
                                      ----------------- ----------------- -------------------
                                             $ 493,376          $ 46,371           $ 539,747
                                      ================= ================= ===================


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

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (Unaudited)


5.  Related party transactions (continued):

During the three months ended March 31, 2003 and 2002, the General Partner and/or Affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement, as follows:

                                                                                       2003               2002
                                                                                       ----               ----
Costs reimbursed to General Partner                                                      $ 147,440         $ 188,248

Incentive  management  fees  (computed  as  5% of  distributions  of  cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees  (computed as 5% of gross revenues from  operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited Partnership Agreement)                             32,496            60,888
                                                                                ------------------- -----------------
                                                                                         $ 179,936         $ 249,136
                                                                                =================== =================


6.  Line of credit:

The Partnership participates with the General Partner and certain of its affiliates in a $56,191,292 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of March 31, 2003, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition facility               $             -
Amounts borrowed by affiliated partnerships and limited liability companies
   under the acquisition facility                                                     17,200,000
                                                                                -----------------
Total borrowings under the acquisition facility                                       17,200,000
Amounts borrowed by the General Partner and its sister corporation under the
   warehouse facility                                                                          -
                                                                                -----------------
Total outstanding balance                                                         $   17,200,000
                                                                                =================

Total available under the line of credit                                          $   56,191,292
Total outstanding balance                                                            (17,200,000)
                                                                                -----------------
Remaining availability                                                            $   38,991,292
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

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of March 31, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, other than as required by law.

Capital Resources and Liquidity

In the first quarters of 2003 and 2002, the Partnership's primary source of cash was operating lease rents. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases and proceeds from asset sales exceed expenses, and decreasing as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases and proceeds from sales of assets.

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

The Partnership participates with the General Partner and certain of its affiliates in a $56,191,292 revolving line of credit comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of March 31, 2003, borrowing under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition facility               $             -
Amounts borrowed by affiliated partnerships and limited liability companies
   under the acquisition facility                                                     17,200,000
                                                                                -----------------
Total borrowings under the acquisition facility                                       17,200,000
Amounts borrowed by the General Partner and its sister corporation under the
   warehouse facility                                                                          -
                                                                                -----------------
Total outstanding balance                                                         $   17,200,000
                                                                                =================

Total available under the line of credit                                          $   56,191,292
Total outstanding balance                                                            (17,200,000)
                                                                                -----------------
Remaining availability                                                            $   38,991,292
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

As of March 31, 2003, the Partnership had borrowed $59,077,347 on a non-recourse basis with remaining unpaid balances of $493,376. Borrowings are to be generally non-recourse to the Partnership, that is, the only recourse of the lender upon a default by the lessee on the underlying lease will be to the equipment or corresponding lease acquired with the loan proceeds. The General Partner does not anticipate any future non-recourse borrowings.

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


Cash Flows

In the first quarter of 2003, the Partnership's primary operating source of cash was sales proceeds, whereas in the first quarter of 2002 it was from revenues from operating leases. Operating lease revenues decreased by $808,524, primarily as a result of sales of operating lease assets over the last year. In addition, off lease inventory increased from $700,516 in the first quarter of 2002 to $1,336,320 in the first quarter of 2003 resulting in decreased rental income.

In the first quarter of 2003, the Partnership's primary source of cash flows from investing activities was proceeds from sales of lease assets. Such sales proceeds are not expected to be consistent from one period to another. In the first quarter of 2002, the primary source of cash flows from investing activities was direct finance lease rents.

In the first quarters of 2003 and 2002, the single largest financing use of cash was distributions to limited partners. The amount of such distributions increased to $1,875,004 in the first quarter of 2003 from $1,088,393 in the first quarter of 2002. As a result of scheduled debt payments, certain notes have been paid off. This led to an overall reduction in the amounts of cash used to repay debt in the current period compared to the same period in 2002.

Results of operations

First quarter operations resulted in a net loss of $635,616 in 2003, compared to a net loss of $98,057 in 2002.

Operating lease revenues (and the related depreciation expense) have decreased as a result of sales of assets over the last year. The original cost of assets on operating leases has declined from $50,630,296 at March 31, 2002 to $29,906,440 at March 31, 2003. Direct financing lease revenues have decreased due to the same cause.

As scheduled debt payments have been made, debt balances have been reduced. This decrease in indebtedness caused interest expense to decrease by $254,297 in the current period compared to the same period in 2002.

Sales of lease assets decreased in the first quarter of 2003 compared to the same period in 2002. Gains recognized on these sales decreased from $85,435 in 2002 to $64,135 in 2003.

In 2003, there were charges to net income for impairments of operating lease assets in the amount of $553,426. The charges related to covered grain hopper cars on lease to various lessees. The impairment resulted from decreased estimated cash flows expected to be generated by the assets over their remaining lives.

Item 3.  Quantitative and Qualitative Disclosures of Market Risk.

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

Item 4.  Controls and procedures.

Internal Controls

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Partnership's management, including the CEO and CFO of the General Partner, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based on that evaluation, the Partnership's management, including the CEO and CFO of the General Partner, concluded that the Partnership's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

Changes in internal controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date, nor were there any significant deficiencies or material weaknesses in our internal controls.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including the CEO and CFO, an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, as defined in Rules 240.13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 was performed as of a date within ninety days before the filing date of this quarterly report. Based upon this evaluation, the CEO and CFO of the General Partner concluded that, as of the evaluation date, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing and timely reporting information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.


       PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

The following is a discussion of legal matters involving the Partnership, but which do not represent claims against the Partnership or its assets. No other material legal proceedings are currently pending against the Partnership or against any of its assets.

Quaker Coal Company:

On December 31, 1997, Quaker Coal Company (the "Debtor"), one of the Partnership's lessees, requested a moratorium on lease payments from January through March 1998. No lease payments were made by the lessee through June 1998, and as a result, the General Partner declared the Debtor in default. Subsequently, the Debtor cured the outstanding payments and eventually satisfied substantially all lease payments due under the lease; however, the General Partner refused to waive the default and insisted on contractual damages. The General Partner filed a suit against the Debtor for its contractual damages in the U.S. District Court of Northern California (the "Court"). On June 16, 2000, the Debtor filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The amounts of these damages have not been included in the financial statements included in Part I, Item 1 of this report.

The Partnership obtained a stipulation for relief from the automatic bankruptcy stay to allow the Court to issue its ruling, and filed a request to participate on the Official Committee of Unsecured Creditors in the bankruptcy proceedings. The Partnership succeeded upon securing the return of its equipment, which has since been liquidated. The Court issued a ruling on March 4, 2001, denying the Partnership's claim for damages. The Debtor subsequently filed a claim against the Partnership for reimbursement of its legal expenses. The General Partner believes the Court's decision is erroneous as a matter law, and has filed an appeal of the decision in the U.S. District Court of Appeals. (See discussion below).

The Debtor filed a plan of reorganization, which was objected to by several large creditors, including the General Partner. These creditors were also seeking a formal role on the creditors committee or formation of their own committee.

Upon the termination of the Debtor's exclusivity period, competing plans were filed by other creditors to the plan, and voting on the competing plans occurred October 8, 2001. The results of the vote were that another of the creditor's (i.e., American Electric Power's ("AEP"), Plan of Reorganization ("AEP Plan") was successful. Under the AEP Plan, the claim of the Partnership has been assigned to a liquidating trustee for resolution and satisfaction from the Debtor's estate.

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

Ingersoll International:

At December 31, 2002, the Partnership had commenced action against Ingersoll International (the "Lessee") as the Partnership had declared them in default for making an unauthorized assignment of part of the leased equipment. Subsequent to December 31, 2002, the Partnership, the Lessee and the unauthorized party reached an agreement in principal to have the unauthorized party assume a portion of the lease. This matter was resolved by March 31, 2003.

Item 2. Changes In Securities.

         Inapplicable.

Item 3. Defaults Upon Senior Securities.

         Inapplicable.

Item 4. Submission Of Matters To A Vote Of Security Holders.

         Inapplicable.

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

(a)       Documents filed as a part of this report

       1. Financial Statements

          Included in Part I of this report:

          Balance Sheets, March 31, 2003 and December 31, 2002.

          Statements of Operations for the three month periods ended March 31, 2003 and 2002.

          Statement of Changes in Partners' Capital for the three month period ended March 31, 2003.

          Statements of Cash Flows for the three month periods ended March 31, 2003 and 2002.

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

Date:
May 13, 2003

                       ATEL CASH DISTRIBUTION FUND V, L.P.
                                  (Registrant)



                                      By: ATEL Financial Corporation
                                          General Partner of Registrant




  By: /s/ Dean L. Cash
      ------------------------------------
      Dean L. Cash
      President and Chief Executive Officer
      of General Partner




  By: /s/ Paritosh K. Choksi
      ------------------------------------
      Paritosh K. Choksi
      Principal Financial Officer
      of Registrant




  By: /s/ Donald E. Carpenter
      ------------------------------------
      ------------------------------------
      Donald E. Carpenter
      Principal Accounting
      Officer of Registrant

                                 CERTIFICATIONS

I, Paritosh K. Choksi, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ATEL Cash Distribution Fund V, LP;

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



Date:
May 13, 2003

/s/ Paritosh K. Choksi
------------------------------
Paritosh K. Choksi
Principal Financial Officer of Registrant, Executive
Vice President of General Partner

                                 CERTIFICATIONS

I, Dean L. Cash, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ATEL Cash Distribution Fund V, LP;

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


Date:
May 13, 2003


/s/ Dean L. Cash
------------------------------
Dean L. Cash
President and Chief Executive
Officer of General Partner

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report on Form 10-Q of ATEL Cash Distribution Fund V, LP, (the "Partnership") for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Dean L. Cash, Chief Executive Officer of ATEL Financial Services, LLC, general partner of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:
May 13, 2003


/s/ Dean L. Cash
------------------------------
Dean L. Cash
President and Chief Executive
Officer of General Partner


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report on Form 10-Q of ATEL Cash Distribution Fund V, LP, (the "Partnership") for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Paritosh K. Choksi, Chief Financial Officer of ATEL Financial Services, LLC, general partner of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:
May 13, 2003


/s/ Paritosh K. Choksi
-------------------------------
Paritosh K. Choksi
Executive Vice President of General
Partner, Principal Financial Officer of Registrant