Form 10-Q
period 2003-06-30
ATEL CASH DISTRIBUTION FUND V L P
filed 2003-08-14
CIK 892875

Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    |X| Quarterly Report Pursuant to Section 13 or 15(d) of
                        the Securities Exchange Act of 1934.
                        For the quarterly period ended June 30, 2003

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

The number of Limited Partnership Units outstanding as of June 30, 2003 was 12,471,600

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                 BALANCE SHEETS

                       JUNE 30, 2003 AND DECEMBER 31, 2002
                                   (Unaudited)


                                     ASSETS

                                                    2003             2002
Cash and cash equivalents                          $ 1,079,281      $ 3,806,560

Accounts receivable, net of allowance for
   doubtful accounts of $115,285 in
   2003 and $75,285 in 2002                            614,965          420,737

Investments in leases                               13,825,003       15,647,718
                                              ----------------- ----------------
Total assets                                       $15,519,249      $19,875,015
                                              ================= ================

                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                    $ 398,914        $ 667,460

Accounts payable:
   General Partner                                      53,027          115,390
   Other                                               234,257          195,877
Accrued interest expense                                 2,360            3,603
Unearned operating lease income                         74,140           27,680
                                              ----------------- ----------------
Total liabilities                                      762,698        1,010,010
Partners' capital:
     General Partner                                   196,197          202,907
     Limited Partners                               14,560,354       18,662,098
                                              ----------------- ----------------
Total partners' capital                             14,756,551       18,865,005
                                              ----------------- ----------------
Total liabilities and partners' capital            $15,519,249      $19,875,015
                                              ================= ================






                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                            STATEMENTS OF OPERATIONS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                         Six Months                         Three Months
                                                       Ended June 30,                      Ended June 30,
Revenues:                                           2003             2002              2003             2002
Leasing activities:
   Operating leases                                $ 1,381,010      $ 2,758,354         $ 785,766      $ 1,354,586
   Direct financing leases                             166,586          218,710            78,401          106,153
   Gain on sales of assets                              93,987           96,948            29,852           11,513
   Leverage leases                                       2,356            9,950                 -             (894)
Interest income                                         12,844            2,737             5,901            1,419
Bankruptcy settlement                                        -        1,954,952                 -        1,954,952
Other                                                   10,299            4,499             9,296            2,760
                                              ----------------- ---------------- ----------------- ----------------
                                                     1,667,082        5,046,150           909,216        3,430,489
Expenses:
Depreciation and amortization                          753,256        2,030,927           356,355          996,079
Impairment losses                                      543,426                -                 -                -
Cost reimbursements to General Partner                 357,723          349,551           210,283          161,303
Railcar maintenance                                    276,029           60,917           119,774           (7,847)
Equipment and incentive management fees
  to General Partner                                    64,041          121,403            31,545           60,515
Professional fees                                       63,001           98,415            42,369           62,093
Provision for doubtful accounts                         40,000                -            30,000                -
Interest expense                                        16,921          504,947             7,288          241,017
Other                                                  223,640          216,247           146,941          155,529
                                              ----------------- ---------------- ----------------- ----------------
                                                     2,338,037        3,382,407           944,555        1,668,689
                                              ----------------- ---------------- ----------------- ----------------
Net (loss) income                                   $ (670,955)     $ 1,663,743         $ (35,339)     $ 1,761,800
                                              ================= ================ ================= ================

Net (loss) income:
   General Partner                                    $ (6,710)        $ 16,637            $ (353)        $ 17,618
   Limited Partners                                   (664,245)       1,647,106           (34,986)       1,744,182
                                              ----------------- ---------------- ----------------- ----------------
                                                    $ (670,955)     $ 1,663,743         $ (35,339)     $ 1,761,800
                                              ================= ================ ================= ================

Net (loss) income per Limited Partnership Unit          ($0.05)           $0.13            ($0.00)           $0.14
Weighted average number of Units outstanding        12,471,600       12,485,050        12,471,600       12,473,100

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                                SIX MONTH PERIOD
                               ENDED JUNE 30, 2003
                                   (Unaudited)

                                                   Limited Partners      General
                                       Units            Amount           Partner            Total
Balance December 31, 2002               12,471,600      $18,662,098         $ 202,907      $18,865,005
Distributions to limited partners                -       (3,437,499)                -       (3,437,499)
Net loss                                         -         (664,245)           (6,710)        (670,955)
                                  ----------------- ---------------- ----------------- ----------------
Balance June 30, 2003                   12,471,600      $14,560,354         $ 196,197      $14,756,551
                                  ================= ================ ================= ================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                            STATEMENTS OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                                    Six Months                         Three Months
                                                                  Ended June 30,                      Ended June 30,
                                                               2003             2002              2003             2002
Operating activities:
Net loss                                                       $ (670,955)     $ 1,663,743         $ (35,339)     $ 1,761,800
Adjustment to reconcile net loss to cash
   provided by operating activities:
   Impairment losses                                              543,426                -                 -                -
   Provision for doubtful accounts                                 40,000                -            30,000                -
   Depreciation and amortization                                  753,256        2,030,927           356,355          996,079
   Gain on sales of lease assets                                  (93,987)         (96,948)          (29,852)         (11,513)
   Leveraged lease income                                          (2,356)          (9,950)                -              894
   Changes in operating assets and liabilities:
      Accounts receivable                                        (234,228)         616,209          (112,972)         541,497
      Accounts payable, General Partner                           (62,363)         445,256            31,545          392,890
      Accounts payable, other                                      38,380          (41,782)           50,899         (290,699)
      Accrued interest expense                                     (1,243)          (5,510)             (207)          (2,030)
      Unearned operating lease income                              46,460          (52,390)           46,012            6,103
                                                         ----------------- ---------------- ----------------- ----------------
Net cash provided by operations                                   356,390        4,549,555           336,441        3,395,021
                                                         ----------------- ---------------- ----------------- ----------------

Investing activities:
Proceeds from sales of lease assets                               358,877          458,003           208,328           66,153
Reduction of net investment in direct
  financing leases                                                217,131          794,743           109,099          357,808
Reduction of net investment in leveraged leases                    46,368                -                 -          (21,688)
                                                         ----------------- ---------------- ----------------- ----------------
Net cash provided by investing activities                         622,376        1,252,746           317,427          402,273
                                                         ----------------- ---------------- ----------------- ----------------

Financing activities:
Distributions to Limited Partners                              (3,437,499)      (1,088,393)       (1,562,495)               -
Repayments of non-recourse debt                                  (268,546)      (1,683,177)          (94,462)        (275,905)
Repayments of borrowings under line of credit                           -       (3,000,000)                -       (2,000,000)
Proceeds of non-recourse debt                                           -                -                 -         (759,436)
Repurchase of limited partnership units                                 -          (44,036)                -          (44,036)
Borrowings under line of credit                                         -          500,000                 -                -
                                                         ----------------- ---------------- ----------------- ----------------
Net cash used in financing activities                          (3,706,045)      (5,315,606)       (1,656,957)      (3,079,377)
                                                         ----------------- ---------------- ----------------- ----------------

Net (decrease) increase in cash and
  cash equivalents                                             (2,727,279)         486,695        (1,003,089)         717,917
Cash and cash equivalents at
  beginning of period                                           3,806,560          443,772         2,082,370          212,550
                                                         ----------------- ---------------- ----------------- ----------------

Cash and cash equivalents at
  end of period                                               $ 1,079,281        $ 930,467       $ 1,079,281        $ 930,467
                                                         ================= ================ ================= ================
Supplemental disclosures of cash flow information:
Cash paid during the period for interest                         $ 16,921        $ 510,457           $ 6,252        $ 243,047
                                                         ================= ================ ================= ================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (Unaudited)


1.  Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission.


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


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                            Depreciation
                                           Balance                           Expense and                          Balance
                                        December 31,        Impairment      Amortization    Reclassifications    June 30,
                                            2002              Losses          of Leases      & Dispositions        2003
Net investment in operating
   leases                                  $ 13,484,449        $ (543,426)      $ (738,686)       $ (558,754)     $11,643,583
Net investment in direct
   financing lease                            1,180,081                 -         (217,131)          (69,998)         892,952
Net investment in leveraged
   leases                                       140,012                 -          (44,012)                -           96,000
Assets held for sale or lease                 3,523,627                 -                -        (2,348,826)       1,174,801
Reserve for losses                           (2,712,688)                -                -         2,712,688                -
Initial direct costs, net of
   accumulated amortization of
   $208,807 in 2003 and $544,354 in
   2002                                          32,237                 -          (14,570)                -           17,667
                                      ------------------ ----------------- ---------------- ----------------- ----------------
                                           $ 15,647,718        $ (543,426)     $(1,014,399)       $ (264,890)     $13,825,003
                                      ================== ================= ================ ================= ================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (Unaudited)

3.  Investment in leases (continued):

Operating leases:

Property subject to operating leases consists of the following:

                                           Balance                                         Reclassifications &    Balance
                                        December 31,        Impairment                       Dispositions        June 30,
                                            2002              Losses         1st Quarter      2nd Quarter          2003
Transportation                             $ 20,593,171               $ -      $ 4,474,108       $(1,820,536)     $23,246,743
Manufacturing                                 2,666,354                 -                -        (1,046,404)       1,619,950
Construction                                  2,172,807                 -                -          (594,719)       1,578,088
Materials handling                               49,550                 -          (49,550)                -                -
                                      ------------------ ----------------- ---------------- ----------------- ----------------
                                             25,481,882                 -        4,424,558        (3,461,659)      26,444,781
Less accumulated depreciation               (11,997,433)         (543,426)      (5,354,347)        3,094,008      (14,801,198)
                                      ------------------ ----------------- ---------------- ----------------- ----------------
                                           $ 13,484,449        $ (543,426)      $ (929,789)       $ (367,651)     $11,643,583
                                      ================== ================= ================ ================= ================

In 2003, there were charges to net income for impairments of operating lease assets in the amount of $543,426. The charges related to covered grain hopper cars on lease to various lessees. The impairment resulted from decreased estimated cash flows expected to be generated by the assets over their remaining lives.

All of the property on leases was acquired in 1993, 1994, 1995, 1996 and 1997.

Direct financing leases:

As of June 30, 2003, investment in direct financing leases consists of mining equipment. The following lists the components of the Company's investment in direct financing leases as of June 30, 2003:

Total minimum lease payments receivable                           $ 1,125,000
Estimated residual values of leased equipment (unguaranteed)              401
                                                                 -------------
Investment in direct financing leases                               1,125,401
Less unearned income                                                 (232,449)
                                                                 -------------
Net investment in direct financing leases                           $ 892,952
                                                                 =============

At June 30, 2003, the aggregate amounts of future minimum lease payments are as follows:

                                                           Direct
                                        Operating        Financing
                                         Leases            Leases            Total
Six months ending December 31, 2003        $ 868,256         $ 375,000      $ 1,243,256
      Year ending December 31, 2004          791,398           750,000        1,541,398
                               2005          224,987                 -          224,987
                               2006           14,122                 -           14,122
                                     ---------------- ----------------- ----------------
                                         $ 1,898,763       $ 1,125,000      $ 3,023,763
                                     ================ ================= ================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (Unaudited)


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 6.5% to 10.5%.

Future minimum principal payments of non-recourse debt are as follows:

                                       Principal         Interest           Total
Six months ending December 31, 2003        $ 71,624          $ 13,109         $ 84,733
      Year ending December 31, 2004         151,084            18,384          169,468
                               2005         162,167             7,301          169,468
                               2006          14,039                83           14,122
                                    ---------------- ----------------- ----------------
                                          $ 398,914          $ 38,877        $ 437,791
                                    ================ ================= ================

5.  Related party transactions:

The terms of the Limited Partnership  Agreement provide that the General Partner
and/its   affiliates  are  entitled  to  receive   certain  fees  for  equipment
acquisition, management and resale and for management of the Partnership.

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

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (Unaudited)

5.  Related party transactions (continued):

During the six months ended June 30, 2003 and 2002, the General Partner and/its affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement, as follows:

                                                                    Six Months                        Three Months
                                                                  Ended June 30,                     Ended June 30,
                                                               2003             2002              2003             2002

Costs reimbursed to General Partner                             $ 276,029         $ 60,917         $ 128,589       $ (127,331)

Incentive  management fees (computed as 5% of
distributions of cash from  operations, as defined in
the Limited Partnership Agreement) and equipment
management fees (computed as 5% of gross revenues
from operating leases, as defined in the Limited
Partnership Agreement plus 2% of gross revenues from
full payout leases, as defined in the Limited
Partnership Agreement)                                             64,041          121,403            31,545           60,515
                                                         ----------------- ---------------- ----------------- ----------------
                                                                $ 340,070        $ 182,320         $ 340,070        $ 182,320
                                                         ================= ================ ================= ================


6.  Line of credit:

The Partnership participates with the General Partner and certain of its affiliated partnerships and limited liability companies in a $56,736,746 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of June 30, 2003, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition facility                                             $            -
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition
   facility                                                                                                        26,500,000
                                                                                                              ----------------
Total borrowings under the acquisition facility                                                                    26,500,000
Amounts borrowed by the General Partner and its sister corporation under the warehouse facility                             -
                                                                                                              ----------------
Total outstanding balance                                                                                      $   26,500,000
                                                                                                              ================

Total available under the line of credit                                                                       $   56,736,746
Total outstanding balance                                                                                         (26,500,000)
                                                                                                              ----------------
Remaining availability                                                                                         $   30,236,746
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

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of June 30, 2003.

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

Capital Resources and Liquidity

In 2003 and 2002, the Partnership's primary source of cash was operating lease rents. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases and proceeds from asset sales exceed expenses, and decreasing as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases and proceeds from sales of assets.

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

The Partnership participates with the General Partner and certain of its affiliated partnerships and limited liability companies in a $56,736,746 revolving line of credit comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of June 30, 2003, borrowing under the facility were as follows:


Amount  borrowed by the Partnership under the acquisition facility                                             $            -
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition
   facility                                                                                                        26,500,000
                                                                                                              ----------------
Total borrowings under the acquisition facility                                                                    26,500,000
Amounts borrowed by the General Partner and its sister corporation under the warehouse facility                             -
                                                                                                              ----------------
Total outstanding balance                                                                                      $   26,500,000
                                                                                                              ================

Total available under the line of credit                                                                       $   56,736,746
Total outstanding balance                                                                                         (26,500,000)
                                                                                                              ----------------
Remaining availability                                                                                         $   30,236,746
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

As of June 30, 2003, the Partnership had borrowed $56,736,746 on a non-recourse basis with remaining unpaid balances of $398,914. Borrowings are to be generally non-recourse to the Partnership, that is, the only recourse of the lender upon a default by the lessee on the underlying lease will be to the equipment or corresponding lease acquired with the loan proceeds. The General Partner does not anticipate any future non-recourse borrowings.

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

Cash Flows

In 2003 and 2002, the Partnership's primary operating source of cash was operating lease rents. Operating lease revenues decreased by $1,377,344 for the six month period and by $568,820 for the three month period, primarily as a result of sales of operating lease assets over the last year.

In 2003, the Partnership's primary source of cash flows from investing activities was proceeds from sales of lease assets. Such sales proceeds are not expected to be consistent from one period to another. In the second quarter of 2002, the primary source of cash flows from investing activities was direct finance lease rents.

The largest financing uses of cash were distributions to limited partners and repayment of non-recourse debt for the six and three month periods ended June
30. 2003. Comparatively, the largest financing use of cash in 2002 was repayments of borrowings under the line of credit.

Results of operations

In 2003, operations resulted in a net loss of $670,955 for the six month period and a net loss of $35,399 for the three month period. In 2002, operations resulted in net income of $1,663,743 for the six month period, compared to net income of $1,761,800 for the three month period. The Partnership's primary source of revenue is from operating leases. Other income decreased by $1,949,152 and $1,948,416 for the six month and three month periods ending June 30, 2003. This decrease was a result of the Partnership recognizing $1,954,952 in gain in the second quarter of 2002 for proceeds from the bankruptcy trustee.

Operating lease revenues (and the related depreciation expense) have decreased as a result of sales of lease assets over the last year. The original cost of assets on operating leases has declined from $48,232,077 at June 30, 2002 to $26,444,781 at June 30, 2003. Direct financing lease revenues have decreased due to the same cause.

As scheduled debt payments have been made, debt balances have been reduced. This decrease in indebtedness for 2003 caused interest expense to decrease by $488,026 in the six month period compared to the same period in 2002 and by $8,588 for the three month periods ended June 30, 2003 and 2002.

In 2003, there were charges to net income for impairments of operating lease assets in the amount of $543,426. The charges related to covered grain hopper cars on lease to various lessees. The impairment resulted from decreased estimated cash flows expected to be generated by the assets over their remaining lives.

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

Item 4.  Controls and procedures.

Internal Controls

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Partnership's management, including the CEO and CFO of the General Partner, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based on that evaluation, the Partnership's management, including the CEO and CFO of the General Partner, concluded that the Partnership's disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

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

This matter involves litigation over the enforceability of a liquidated damages clause in a lease, and a combined claim of the Partnership and some affiliates of the Partnership, of approximately $4,000,000. The General Partner has brought a suit in San Francisco Superior Court on behalf of the Partnership. The suit was removed to Federal District Court in San Francisco. The lessee, Quaker Coal Company, leases mining equipment from the Partnership. On December 31, 1997, the lessee requested a forbearance and relief on lease payments for a period of three months. By May 1998, the lessee was past due for five months.

On or about May 12, 1998, the General Partner declared the lessee to be in default of the lease and demanded the acceleration of all lease receivables, or alternatively, a modification of the lease obligation. On or about June 1998, the Lessee made itself current on substantially all outstanding amounts. The Partnership filed a suit against the lessee for its contractual damages in the U.S. District Court of Northern California (the "Court").

On June 16, 2000, the lessee filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Partnership obtained a stipulation for relief from the automatic bankruptcy stay to allow the Court to issue its ruling, and filed a request to participate on the Official Committee of Unsecured Creditors in the bankruptcy proceedings. The Partnership succeeded in securing the return of its equipment, which equipment has been since liquidated

The Court issued a ruling on March 4, 2001, denying the Partnership's claim for damages. The lessee subsequently filed a claim against the Partnership, for reimbursement of its legal expenses. The Partnership believed the Court's decision is erroneous as a matter law, and filed an appeal of the decision in the U.S. District Court of Appeals

Upon the termination of the Debtor's exclusivity period, competing plans were filed by other creditors to the plan, and voting on the competing plans occurred October 8, 2001. The results of the vote were that, another of the creditor's (i.e., American Electric Power ("AEP")) Plan of Reorganization ("AEP Plan") was successful. Under the AEP Plan, the claim of the Partnership has been assigned to a liquidating trustee for resolution and satisfaction from the Debtor's estate.

The lessee filed a plan of reorganization in the Bankruptcy Court, which plan was objected to by several large creditors, including the Partnership. These creditors were also seeking a formal role on the creditors committee or formation of their own committee.

In January 2002, ATEL attended an appellate settlement conference seeking to resolve the outstanding disputed claim. A reserve had been set aside by the debtor's liquidating trustee in the amount of $1.2 million in partial satisfaction of the Partnership's claim, although this claim amount remains in dispute. In January 2003, the Federal Appellate Court in San Francisco heard an appeal of the lower Court's decision. The appellate decision, handed down in March of 2003, was adverse to ATEL's position. Currently, the Partnership is not expected to recover any amounts above the payment of the lease rent and the proceeds of the liquidation of the equipment already received. In addition, Funds III, IV, V, and VI may be compelled to pay approximately $125,000 of the defendant's legal expenses in the aggregate.


Item 2. Changes In Securities.

         Inapplicable.

Item 3. Defaults Upon Senior Securities.

         Inapplicable.

Item 4. Submission Of Matters To A Vote Of Security Holders.

         Inapplicable.

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

(a)          Documents filed as a part of this report

          1. Financial Statements

             Included in Part I of this report:

               Balance Sheets, June 30, 2003 and December 31, 2002.

               Statements of Operations for the six and three month periods ended June 30, 2003 and 2002.

               Statement of Changes in Partners' Capital for the six month period ended June 30, 2003.

               Statements of Cash Flows for the six and three month periods ended June 30, 2003 and 2002.

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



Date:
August 12, 2003

/s/ Paritosh K. Choksi
--------------------------------------
Paritosh K. Choksi
Principal Financial Officer of Registrant, Executive
Vice President of General Partner

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


Date:
August 12, 2003


/s/ Dean L. Cash
--------------------------------------
Dean L. Cash
President and Chief Executive
Officer of General Partner

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report on Form 10-Q of ATEL Cash Distribution Fund V, LP, (the "Partnership") for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Dean L. Cash, Chief Executive Officer of ATEL Financial Services, LLC, general partner of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:
August 12, 2003


/s/ Dean L. Cash
--------------------------------------
Dean L. Cash
President and Chief Executive
Officer of General Partner


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report on Form 10-Q of ATEL Cash Distribution Fund V, LP, (the "Partnership") for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Paritosh K. Choksi, Chief Financial Officer of ATEL Financial Services, LLC, general partner of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:
August 12, 2003


/s/ Paritosh K. Choksi
--------------------------------------------------------
Paritosh K. Choksi
Executive Vice President of General
Partner, Principal Financial Officer of Registrant

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:
August 12, 2003

                       ATEL CASH DISTRIBUTION FUND V, L.P.
                                  (Registrant)



                         ATEL Financial Corporation By:
                          General Partner of Registrant




   By: /s/ Dean L. Cash
       --------------------------------------------------
       Dean L. Cash
       President and Chief Executive Officer
       of General Partner




   By: /s/ Paritosh K. Choksi
       --------------------------------------------------
       Paritosh K. Choksi
       Principal Financial Officer
       of Registrant




   By: /s/ Donald E.  Carpenter
       --------------------------------------------------
       Donald E. Carpenter
       Principal Accounting
       Officer of Registrant