Form 10-Q
period 2003-09-30
ATEL CASH DISTRIBUTION FUND V L P
filed 2003-11-14
CIK 892875

Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
               For the quarterly period ended September 30, 2003

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

The number of Limited Partnership Units outstanding as of September 30, 2003 was 12,471,600.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                 BALANCE SHEETS

                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                                   (Unaudited)


                                     ASSETS

                                                September 30,    December 31,
                                                    2003             2002
                                                 (Unaudited)
Cash and cash equivalents                          $ 2,050,244      $ 3,806,560

Accounts receivable, net of allowance for
  doubtful accounts of $91,285 in
  2003 and $75,285 in 2002                             475,584          420,737

Investments in leases                               13,039,224       15,647,718
                                               ---------------- ----------------
Total assets                                       $15,565,052      $19,875,015
                                               ================ ================

                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                    $ 581,015        $ 667,460

Accounts payable:
   General Partner                                      26,691          115,390
   Other                                               201,627          195,877
Accrued interest expense                                 2,516            3,603
Unearned operating lease income                         24,104           27,680
                                               ---------------- ----------------
Total liabilities                                      835,953        1,010,010
Partners' capital:
     General Partner                                   195,923          202,907
     Limited Partners                               14,533,176       18,662,098
                                               ---------------- ----------------
Total partners' capital                             14,729,099       18,865,005
                                               ---------------- ----------------
Total liabilities and partners' capital            $15,565,052      $19,875,015
                                               ================ ================






                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                            STATEMENTS OF OPERATIONS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                                          Nine Months                       Three Months
                                                                      Ended September 30,               Ended September 30,
Revenues:                                                            2003             2002             2003             2002
Leasing activities:
   Operating leases                                                 $ 2,043,925      $ 3,352,121        $ 662,915        $ 593,767
   Direct financing leases                                              235,244          251,064           68,658           32,354
   Gain (loss) on sales of assets                                        46,809        1,242,774          (47,178)       1,145,826
   Leverage leases                                                        2,356           10,668                -              718
Interest income                                                          17,071            6,333            4,227            3,596
Other                                                                    10,413        1,997,889              114           38,438
                                                               ----------------- ---------------- ---------------- ----------------
                                                                      2,355,818        6,860,849          688,736        1,814,699
Expenses:
Depreciation and amortization                                         1,127,554        3,000,360          374,298          969,433
Impairment losses                                                       543,426                -                -                -
Cost reimbursements to General Partner                                  465,684          537,098          107,961          187,547
Railcar maintenance                                                     375,862           87,285           99,833           26,368
Equipment and incentive management fees
  to General Partner                                                     90,731          163,718           26,690           42,315
Professional fees                                                        78,282          105,024           15,281            6,609
Provision for (recovery of) doubtful accounts                            19,000           20,000          (21,000)          20,000
Interest expense                                                         23,949          568,728            7,028           63,781
Other                                                                   329,737          304,837          106,097           88,590
                                                               ----------------- ---------------- ---------------- ----------------
                                                                      3,054,225        4,787,050          716,188        1,404,643
                                                               ----------------- ---------------- ---------------- ----------------
Net (loss) income                                                    $ (698,407)     $ 2,073,799        $ (27,452)       $ 410,056
                                                               ================= ================ ================ ================

Net (loss) income:
   General Partner                                                     $ (6,984)        $ 20,738           $ (274)         $ 4,101
   Limited Partners                                                    (691,423)       2,053,061          (27,178)         405,955
                                                               ----------------- ---------------- ---------------- ----------------
                                                                     $ (698,407)     $ 2,073,799        $ (27,452)       $ 410,056
                                                               ================= ================ ================ ================

Net (loss) income per Limited Partnership Unit                          $ (0.06)          $ 0.16          $ (0.00)          $ 0.03
Weighted average number of Units outstanding                         12,471,600       12,481,067       12,471,600       12,473,100

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                    STATEMENTS OF CHANGES IN MEMBERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 2002
                                   AND FOR THE
                                NINE MONTH PERIOD
                            ENDED SEPTEMBER 30, 2003
                                   (Unaudited)

                                            Limited Partners             General
                                       Units            Amount           Partner           Total

Balance December 31, 2001               12,497,000      $18,358,071          188,354       18,546,425

Distributions to Limited Partners                        (1,088,393)               -       (1,088,393)
Units repurchased                          (25,400)         (48,294)               -          (48,294)
Net Income                                                1,440,714           14,553        1,455,267
                                  ----------------- ---------------- ---------------- ----------------
Balance December 31, 2002               12,471,600      $18,662,098        $ 202,907      $18,865,005

Distributions to Limited Partners                -       (3,437,499)               -       (3,437,499)
Net loss                                         -         (691,423)          (6,984)        (698,407)
                                  ----------------- ---------------- ---------------- ----------------
Balance September 30, 2003              12,471,600      $14,533,176        $ 195,923      $14,729,099
                                  ================= ================ ================ ================

                             See accompanying notes.



                            STATEMENTS OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                                          Nine Months                       Three Months
                                                                      Ended September 30,               Ended September 30,
                                                                     2003             2002             2003             2002
Operating activities:
Net (loss) income                                                    $ (698,407)     $ 2,073,799        $ (27,452)       $ 410,056
Adjustment to reconcile net (loss) income to
   cash provided by (used in) operating activities:
   (Gain) loss on sales of lease assets                                 (46,809)      (1,242,774)          47,178       (1,145,826)
   Leveraged lease income                                                (2,356)         (10,668)               -             (718)
   Depreciation and amortization                                      1,127,554        3,000,360          374,298          969,433
   Impairment losses                                                    543,426                -                -                -
   Provision for (recovery of) doubtful accounts                         19,000           20,000          (21,000)          20,000
   Changes in operating assets and liabilities:
      Accounts receivable                                               (73,847)         769,556          160,381          153,347
      Accounts payable, General Partner                                 (88,699)        (134,389)         (26,336)        (579,645)
      Accounts payable, Other                                             5,750           49,948          (32,630)          91,730
      Accrued interest expense                                           (1,087)         (18,622)             156          (13,112)
      Unearned operating lease income                                    (3,576)         (92,319)         (50,036)         (39,929)
                                                               ----------------- ---------------- ---------------- ----------------
Net cash provided by (used in) operations                               780,949        4,414,891          424,559         (134,664)
                                                               ----------------- ---------------- ---------------- ----------------



                            STATEMENTS OF CASH FLOWS
                                   (Continued)
                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


                                                                          Nine Months                       Three Months
                                                                      Ended September 30,               Ended September 30,
                                                                     2003             2002             2003             2002

Investing activities:
Proceeds from sales of lease assets                                     604,338       14,539,026          245,461       14,081,023
Reduction of net investment in direct
  financing leases                                                      335,973        1,096,439          118,842          301,696
Reduction of net investment in leveraged leases                          46,368                -                -                -
                                                               ----------------- ---------------- ---------------- ----------------
Net cash provided by investing activities                               986,679       15,635,465          364,303       14,382,719
                                                               ----------------- ---------------- ---------------- ----------------

Financing activities:
Distributions to Limited Partners                                    (3,437,499)      (1,088,393)               -                -
(Repayments) of non-recourse debt                                      (304,041)     (11,640,865)         (35,495)      (9,198,252)
Borrowings of non-recourse debt                                         217,596          759,436          217,596
Repayments of borrowings under line of credit                                 -       (7,000,000)               -                -
Repurchase of Limited Partnership units                                       -          (44,036)               -                -
Borrowings under line of credit                                               -          500,000                -       (4,000,000)
                                                               ----------------- ---------------- ---------------- ----------------
Net cash (used in) provided by
 financing activities                                                (3,523,944)     (18,513,858)         182,101      (13,198,252)
                                                               ----------------- ---------------- ---------------- ----------------

Net (decrease) increase in cash and
  cash equivalents                                                   (1,756,316)       1,536,498          970,963        1,049,803
Cash and cash equivalents at
  beginning of period                                                 3,806,560          443,772        1,079,281          930,467
                                                               ----------------- ---------------- ---------------- ----------------

Cash and cash equivalents at
  end of period                                                     $ 2,050,244      $ 1,980,270      $ 2,050,244      $ 1,980,270
                                                               ================= ================ ================ ================

Supplemental disclosures of cash
  flow information:
Cash paid during the period for interest                               $ 25,036        $ 587,350          $ 8,115         $ 76,893
                                                               ================= ================ ================ ================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (Unaudited)


1.  Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results for the year ending December 31, 2003.

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

Certain prior year balances have been reclassified to conform to the current year presentation.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (Unaudited)


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                                 Depreciation /
                                                                                 Amortization
                                                                                   Expense or
                                                Balance                          Amortization of     Reclassi-         Balance
                                              December 31,        Impairment     Direct Financing  fications or     September 30,
                                                  2002              Losses           Leases        Dispositions         2003
Net investment in operating
   leases                                        $ 10,771,761        $ (543,426)     $(1,107,322)     $ 2,141,934      $11,262,947
Assets held for sale or lease                       3,523,627                 -                -       (2,533,463)         990,164
Net investment in direct
   financing lease                                  1,180,081                 -         (335,973)         (70,000)         774,108
Net investment in leveraged
   leases                                             140,012                 -          (44,012)         (96,000)               -
Initial direct costs, net of accumulated
   amortization of $214,469 in 2003 and
   $544,354 in 2002                                    32,237                 -          (20,232)               -           12,005
                                           ------------------- ----------------- ---------------- ---------------- ----------------
                                                 $ 15,647,718        $ (543,426)     $(1,507,539)      $ (557,529)     $13,039,224
                                           =================== ================= ================ ================ ================


Operating leases:

Property subject to operating leases consists of the following:

                                                                                 Depreciation
                                                                   Balance          Expense &        Reclassi-         Balance
                                                                 December 31,      Impairment      fications or     September 30,
                                                                     2002            Losses        Dispositions         2003

Transportation                                                     $ 20,593,171              $ -      $ 2,515,294      $23,108,465
Construction                                                          2,172,807                -         (594,719)       1,578,088
Manufacturing                                                         2,666,354                -       (1,196,354)       1,470,000
Materials handling                                                       49,550                -          (49,550)               -
                                                               ----------------- ---------------- ---------------- ----------------
                                                                     25,481,882                -          674,671       26,156,553
Less accumulated depreciation, including impairment
   losses                                                           (14,710,121)      (1,650,748)       1,467,263      (14,893,606)
                                                               ----------------- ---------------- ---------------- ----------------
                                                                   $ 10,771,761      $(1,650,748)     $ 2,141,934      $11,262,947
                                                               ================= ================ ================ ================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (Unaudited)


3.  Investment in leases (continued):

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense and impairment losses consist of the following:

           Depreciation expense          $ 1,107,322
           Impairment losses                543,426
                                     ----------------
                                         $ 1,650,748
                                     ================


All of the property on leases was acquired in 1993, 1994, 1995, 1996 and 1997.

At September 30, 2003, the aggregate amounts of future minimum lease payments are as follows:

                                                           Direct
                                         Operating        Financing
                                          Leases           Leases            Total
Three months ending December 31, 2003       $ 410,369        $ 187,500        $ 597,869
        Year ending December 31, 2004         784,661          750,000        1,534,661
                                 2005         224,987                -          224,987
                                 2006          14,122                -           14,122
                                      ---------------- ---------------- ----------------
                                          $ 1,434,139        $ 937,500      $ 2,371,639
                                      ================ ================ ================

Direct financing leases:

As of September 30, 2003, investment in direct financing leases consists of mining equipment. The following lists the components of the Company's investment in direct financing leases:

                                                             September 30,    December 31,
                                                                 2003             2002

Total minimum lease payments receivable                           $ 937,500         $ 33,510
Estimated residual values of leased equipment (unguaranteed)            401        1,148,968
                                                            ---------------- ----------------
Investment in direct financing leases                               937,901        1,182,478
Less unearned income                                               (163,793)          (2,397)
                                                            ---------------- ----------------
Net investment in direct financing leases                         $ 774,108      $ 1,180,081
                                                            ================ ================


Impairments of investments in leases:

During the first nine months of 2003, the Company recognized impairment losses on covered grain hopper cars in the amount of $543,246. The impairment resulted from decreased estimated cash flows expected to be generated by the assets over their remaining lives.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (Unaudited)


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 5.5% to 10.5%.

Future minimum principal payments of non-recourse debt are as follows:

                                         Principal        Interest           Total
Three months ending December 31, 2003       $ 117,400          $ 7,890        $ 125,290
        Year ending December 31, 2004         287,409           20,264          307,673
                                 2005         162,167            7,301          169,468
                                 2006          14,039               83           14,122
                                      ---------------- ---------------- ----------------
                                            $ 581,015         $ 35,538        $ 616,553
                                      ================ ================ ================


5.  Related party transactions:

The terms of the Limited Partnership  Agreement provide that the General Partner
and/or   Affiliates   are  entitled  to  receive   certain  fees  for  equipment
acquisition, management and resale and for management of the Partnership.

The Limited Partnership Agreement allows for the reimbursement of costs incurred by the General Partner in providing services to the Partnership. Services provided include Partnership accounting, investor relations, legal counsel and lease and equipment documentation. The General Partner is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services, such as acquisition and management of equipment. Reimbursable costs incurred by the General Partner are allocated to the Partnership based upon estimated time incurred by employees working on Partnership business and an allocation of rent and other costs based on utilization studies.

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

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (Unaudited)


5.  Related party transactions (continued):

During the nine and three months ended September 30, 2003 and 2002, the General Partner and/or Affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement, as follows:

                                               Nine Months                       Three Months
                                           Ended September 30,               Ended September 30,
                                          2003             2002             2003             2002
Costs reimbursed to General Partner        $ 465,684        $ 537,098        $ 107,961        $ 187,547
Incentive management fees and
  equipment management                        90,731          163,718           26,690           42,315
                                    ----------------- ---------------- ---------------- ----------------
                                           $ 556,415        $ 700,816        $ 134,651        $ 229,862
                                    ================= ================ ================ ================


6.  Partners' capital:

As of  September  30,  2003,  12,471,600  Units  ($124,716,000)  were issued and outstanding (including the 50 Units issued to the Initial Limited Members).

The Company's Net Income, Net Losses, and Distributions, as defined, are to be allocated 99% to the Limited Partners and 1% to the General Partner.

Distributions to the Limited Partners were as follows in 2003 and 2002:

                                                    Nine Months                       Three Months
                                                 Ended September 30,               Ended September 30,
                                                2003             2002             2003             2002

Distributions                                  $ 3,437,499      $ 1,088,393              $ -              $ -

Weighted average number of Units outstanding    12,471,600       12,481,067       12,471,600       12,473,100

Weighted average distributions per Unit             $ 0.28           $ 0.09              $ -              $ -

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (Unaudited)


7.  Line of credit:

The Partnership participates with the General Partner and certain of its affiliates in a $56,282,201 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of September 30, 2003, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition facility  $         -
Amounts borrowed by affiliated partnerships and limited liability
   companies under the acquisition facility                          24,300,000
                                                                  --------------
Total borrowings under the acquisition facility                      24,300,000
Amounts borrowed by the General Partner and its sister
   corporation under the warehouse facility                                   -
                                                                  --------------
Total outstanding balance                                           $24,300,000
                                                                  ==============

Total available under the line of credit                            $56,282,201
Total outstanding balance                                           (24,300,000)
                                                                  --------------
Remaining availability                                              $31,982,201
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

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of September 30, 2003.

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

The Partnership participates with the General Partner and certain of its affiliates in a $56,282,201 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of September 30, 2003, borrowing under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition facility  $         -
Amounts borrowed by affiliated partnerships and limited liability
   companies under the acquisition facility                          24,300,000
                                                                  --------------
Total borrowings under the acquisition facility                      24,300,000
Amounts borrowed by the General Partner and its sister
   corporation under the warehouse facility                                   -
                                                                  --------------
Total outstanding balance                                           $24,300,000
                                                                  ==============

Total available under the line of credit                            $56,282,201
Total outstanding balance                                           (24,300,000)
                                                                  --------------
Remaining availability                                              $31,982,201
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

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of September 30, 2003.

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

As of September 30, 2003, the Partnership had borrowings outstanding on a non-recourse basis with remaining unpaid balances of $581,015. Borrowings are to be generally non-recourse to the Partnership, that is, the only recourse of the lender upon a default by the lessee on the underlying lease will be to the equipment or corresponding lease acquired with the loan proceeds. The General Partner does not anticipate any future non-recourse borrowings.

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

Cash Flows

In 2003 and 2002, the Partnership's primary operating source of cash was operating lease rents. Operating lease revenues decreased by $1,308,196 for the nine month period in 2003 compared to 2002, primarily as a result of sales of operating lease assets over the last year. The average asset cost on operating leases for the nine month period in 2003 was $27,597,803 compared to $44,647,904 in 2002. Operating lease revenues increased by $69,148 for the three month period in 2003 compared to 2002 as a result of placing previously off lease equipment on an income earning lease.

In 2003, the Partnership's primary source of cash flows from investing activities was proceeds from sales of lease assets. Such sales proceeds are not expected to be consistent from one period to another. This also holds true for the three and nine month periods.

The largest financing uses of cash were distributions to limited partners and repayment of non-recourse debt for the nine and three month periods ended September 30, 2003. Comparatively, the largest financing use of cash in 2002 was repayments of borrowings under the line of credit and non-recourse debt.

In 2002, the Partnership sold a large lease to a third party. The acquisition of the lease was financed primarily with non-recourse debt. The assets under the lease were sold subject to the existing debt. Upon the sale of the assets, the Partnership was relieved of its obligation under the non-recourse debt agreement. There were no similar sales in 2003. As a result of this, the amounts of asset sales proceeds and the amounts of debt repayments were much reduced in 2003, compared to 2002.

Results of operations

In 2003, operations resulted in a net loss of $698,407 for the nine month period and a net loss of $27,452 for the three month period. In 2002, operations resulted in net income of $2,073,799 for the nine month period and $410,056 for the three month period. The Partnership's primary source of revenue is from operating leases.

Operating lease revenues (and the related depreciation expense) have decreased as a result of sales of assets over the last year. The original cost of assets on operating leases has declined from $33,498,832 at September 30, 2002 to $26,156,553 at September 30, 2003. The decrease in direct financing lease revenues is also the result of sales of assets related to direct finance leases over the year.

As scheduled debt payments have been made, debt balances have been reduced. The average debt balance for the nine month period ended September 30, 2002 was $7,470,819 compared to an average balance of $485,608 for the nine month period in 2003. This decrease in indebtedness for 2003 caused interest expense to decrease by $544,779 in the nine month period compared to the same period in 2002 and by $56,753 for the three month period ended September 30, 2003 as compared to the same period in 2002.

In 2003, there were charges to net income for impairments of operating lease assets in the amount of $543,426. The charges related to covered grain hopper cars on lease to various lessees. The impairment resulted from decreased estimated cash flows expected to be generated by the assets over their remaining lives.

For the nine month period ended September 30, 2003, railcar maintenance increased by $288,577 over the same period in 2002. This expense also increased for the three month period ended September 30, 2003 by $73,465 over the same period last year. These increases were a result of one time repairs required on boxcars in order to place them back in service.

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

Item 4.  Controls and procedures.

Internal Controls

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Partnership's management, including the CEO and CFO of the General Partner, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based on that evaluation, the Partnership's management, including the CEO and CFO of the General Partner, concluded that the Partnership's disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

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

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

(a)        Documents filed as a part of this report

        1. Financial Statements

           Included in Part I of this report:

               Balance Sheets, September 30, 2003 and December 31, 2002.

               Statements of Operations for the nine and three month periods ended September 30, 2003 and 2002.

               Statements of changes in partners' capital for the year ended December 31, 2002 and for nine month period ended September 30, 2003.

               Statements of Cash Flows for the nine and three month periods ended September 30, 2003 and 2002.

               Notes to the Financial Statements

        2. Financial Statement Schedules

               All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

        3. Other Exhibits

               99.1 Certification of Paritosh K. Choksi

               99.2 Certification of Dean L. Cash

               99.3 Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash

               99.4 Certification Pursuant to 18 U.S.C. section 1350 of Paritosh
               K. Choksi

 (b)       Report on Form 8-K
           None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:
November 12, 2003

   ATEL CASH DISTRIBUTION FUND V, L.P.
               (Registrant)



  By:      ATEL Financial Corporation
           General Partner of Registrant




  By:        /s/ DEAN L. CASH
           ---------------------
           Dean L. Cash
           President and Chief Executive Officer
           of General Partner




  By:        /s/ PARITOSH K. CHOKSI
           ---------------------------
           Paritosh K. Choksi
           Principal Financial Officer
           of Registrant




  By:        /s/ DONALD E. CARPENTER
           ---------------------------
           Donald E. Carpenter
           Principal Accounting
           Officer of Registrant

Exhibit 99.1
                                 CERTIFICATIONS

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

Date:
November 12, 2003

  /s/ PARITOSH K. CHOKSI
--------------------------
Paritosh K. Choksi
Principal Financial Officer of Registrant, Executive
Vice President of General Partner

Exhibit 99.2
                                 CERTIFICATIONS

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

Date:
November 12, 2003

  /s/ DEAN L. CASH
----------------------
Dean L. Cash
President and Chief Executive
Officer of General Partner

Exhibit 99.3
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of ATEL Cash Distribution Fund V, LP, (the "Partnership") for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Dean L. Cash, Chief Executive Officer of ATEL Financial Services, LLC, general partner of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:
November 12, 2003


  /s/ DEAN L. CASH
------------------------
Dean L. Cash
President and Chief Executive
Officer of General Partner

Exhibit 99.4
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of ATEL Cash Distribution Fund V, LP, (the "Partnership") for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Dean L. Cash, Chief Executive Officer of ATEL Financial Services, LLC, general partner of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:
November 12, 2003


  /s/ PARITOSH K. CHOKSI
---------------------------
Paritosh K. Choksi
Executive Vice President of General
Partner, Principal Financial Officer of Registrant