Form 10-K
period 2003-12-31
ATEL CASH DISTRIBUTION FUND V L P
filed 2004-03-30
CIK 892875

Form 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 |X| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) For the Year Ended December 31, 2003

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

        600 California Street, 6th Floor, San Francisco, California 94108
                    (Address of principal executive offices)

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

The number of Limited Partnership Units outstanding as of December 31, 2003 was 12,471,600.


                       DOCUMENTS INCORPORATED BY REFERENCE

Prospectus dated February 22, 1993, filed pursuant to Rule 424(b) (Commission File No. 33-53162) is hereby incorporated by reference into Part IV hereof.

                                     PART I

Item 1:  BUSINESS

General Development of Business

ATEL Cash Distribution Fund V, L.P. (the Partnership) was formed under the laws of the state of California in September 1992. The Partnership was formed for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The General Partner of the Partnership is ATEL Financial Services LLC (AFS). Prior to converting to a limited liability company structure, AFS was formerly known as ATEL Financial Corporation.

The Partnership conducted a public offering of 12,500,000 units of Limited Partnership interest (Units) at a price of $10 per Unit. As of November 15, 1994, the Partnership had received and accepted subscriptions for 12,500,000 ($125,000,000) Limited Partnership Units in addition to the Initial Limited Partners' Units and the offering was terminated. Of those Units, 12,471,600 were issued and outstanding as of December 31, 2003.

The Partnership's principal objectives were to invest in a diversified portfolio of equipment that would (i) preserve, protect and return the Partnership's invested capital; (ii) generate substantial distributions to the partners of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period ("Reinvestment Period") and (iii) provide significant distributions following the reinvestment period and until all equipment has been sold. The Partnership is governed by its Limited Partnership Agreement.

The Reinvestment Period ended December 31, 2000 and the Partnership is now in the final stages of its liquidation phase.

Narrative Description of Business

The Partnership acquired various types of equipment and leases such equipment pursuant to "Operating" leases and "Full Payout" leases, whereby "Operating" leases are defined as being leases in which the minimum lease payments during the initial lease term do not recover the full cost of the equipment and "Full Payout" leases recover such cost. It was the intention of AFS that no more than 25% of the aggregate purchase price of equipment would be subject to "Operating" leases upon final investment of the Net Proceeds of the Offering and that no more than 20% of the aggregate purchase price of equipment would be invested in equipment acquired from a single manufacturer.

The Partnership only purchased equipment for which a lease existed or for which a lease would be entered into at the time of the purchase. The Partnership has completed its initial acquisition stage with the investment of the net proceeds from the public offering of Units.

As of December 31, 2003, the Partnership had purchased equipment with a total acquisition price of $186,995,157.

The Partnership's objective was to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees that (i) had an aggregate credit rating by Moody's Investor Service, Inc. of Baa or better, or the credit equivalent as determined by AFS, with the aggregate rating weighted to account for the original equipment cost for each item leased or (ii) were established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio could include equipment leased to lessees, which although deemed creditworthy by AFS, would not satisfy the general credit rating criteria for the portfolio. In excess of 75% of the equipment acquired with the net proceeds of the offering (based on original purchase cost) was leased to lessees with an aggregate credit rating of Baa or better or to such hospitals or municipalities as described in (ii) above.

AFS sought to limit the amount invested in equipment to any single lessee to not more than 20% of the aggregate purchase price of equipment owned at any time during the Reinvestment Period.

As set forth below, during 2003, 2002 and 2001, certain lessees generated significant portions of the Partnership's total lease revenues as follows:

                                                    Percentage of Total Lease Revenues
Lessee                        Type of Equipment     2003            2002             2001
------                        -----------------     ----            ----             ----
Florida Canyon Mining         Mining                 22%             18%              13%
Southern Pacific Railroad     Railroad Auto Racks    13%              *                *
Burlington Northern Railroad  Locomotives             *              19%              13%
Tarmac America                Construction            *              14%              16%
Union Carbide Corporation     Rail tank cars          *              10%               *

*  Less than 10%

These percentages are not expected to be comparable in future periods.

The equipment leasing industry is highly competitive. Equipment manufacturers, corporations, partnerships and others offer users an alternative to the purchase of most types of equipment with payment terms that vary widely depending on the lease term and type of equipment. The ability of the Partnership to keep the equipment leased and/or operating and the terms of the acquisitions, leases and dispositions of equipment depends on various factors (many of which are not in the control of AFS or the Partnership), such as general economic conditions, including the effects of inflation or recession, and fluctuations in supply and demand for various types of equipment resulting from, among other things, technological and economic obsolescence.

The business of the Partnership is not seasonal.

The Partnership has no full time employees.

Equipment Leasing Activities

The Partnership has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 2003 and the industries to which the assets have been leased.

                                   Purchase Price Excluding  Percentage of Total
Asset Types                            Acquisition Fees          Acquisitions
-----------                            ----------------          ------------
Transportation, over-the-road
   tractors and trailers                   $34,546,518                 18.47%
Furniture, fixtures and
   office equipment                         24,145,180                 12.91%
Transportation, other                       18,454,853                  9.87%
Mining equipment                            15,986,308                  8.55%
Transportation, intermodal
   containers                               15,484,688                  8.28%
Construction                                15,335,327                  8.20%
Materials handling                          14,469,358                  7.74%
Railroad locomotives                        12,350,000                  6.60%
Earth moving                                11,943,745                  6.39%
Transportation, rail cars                    7,180,000                  3.84%
Printing                                     4,707,508                  2.52%
Other *                                     12,391,672                  6.63%
                                       ----------------       ----------------
                                          $186,995,157                100.00%
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

Through December 31, 2003, the Partnership has disposed of certain leased assets as set forth below:

                                            Original
                                          Equipment Cost,                    Excess of
                                            Excluding                       Rents Over
Asset Types                              Acquisition Fees   Sales Price     Expenses *
-----------                              ----------------   -----------     ----------
Transportation                               $62,045,050      $32,715,022     $48,689,152
Furniture, fixtures and office equipment      22,209,670        8,314,618      18,925,245
Mining equipment                              20,717,330        7,796,573      16,430,409
Materials handling                            13,108,989        2,570,725      13,977,788
Office automation                              4,593,822          970,163       4,813,683
Other                                         18,838,253        6,909,600      20,427,449
                                         ---------------- --------------------------------
                                            $141,513,114      $59,276,701    $123,263,726
                                         ================ ================================

* Includes only those expenses directly related to the production of the related rents.

For further information regarding the Partnership's equipment lease portfolio as of December 31, 2003, see Note 3 to the financial statements, Investments in equipment and leases, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Item 2.  PROPERTIES

The Partnership does not own or lease any real property, plant or material physical properties other than the equipment held for lease as set forth in Item 1.


Item 3.  LEGAL PROCEEDINGS

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Partnership. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Partnership's consolidated financial position or results of operations. There are no material legal proceedings currently pending against the Partnership or against any of its assets.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

Item 5.  MARKET FOR REGISTRANT'S LIMITED PARTNERSHIP UNITS AND RELATED
              MATTERS

Market Information

The Units are transferable subject to restrictions on transfers that have been imposed under the securities laws of certain states. However, as a result of such restrictions, the size of the Partnership and its investment objectives, to AFS's knowledge, no established public secondary trading market has developed and it is unlikely that a public trading market will develop in the future. As a result, there is no currently ascertainable market value for the Units.

Holders

As of December 31, 2003, a total of 7,159 investors were holders of record of Units in the Partnership.

ERISA Valuation

In order to permit ERISA fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Partnership's assets as of September 30, 2003. AFS calculated the estimated liquidation proceeds that would be realized by the Partnership, assuming an orderly disposition of all of the Partnership's assets as of January 1, 2004. The estimates were based on the amount of remaining lease payments on existing Partnership leases, and the estimated residual values of the equipment held by the Partnership upon the termination of those leases. This valuation was based solely on AFS's perception of market conditions and the types and amounts of the Partnership's assets. No independent valuation was sought.

After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Partnership assets that would be distributed to Unit holders on liquidation of the Partnership, and divided the total so distributable by the number of outstanding Units. As of September 30, 2003, the value of the Partnership's assets, calculated on this basis, was approximately $1.27 per Unit. The foregoing valuation was performed solely for the ERISA purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unit holder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Partnership may actually receive if and when it seeks to liquidate its assets, or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Partnership.

Dividends

The Partnership does not make dividend distributions. However, the Limited Partners of the Partnership are entitled to certain distributions as provided under the Limited Partnership Agreement.

AFS has sole discretion in determining the amount of distributions; provided, however, that AFS will not reinvest in equipment, but will distribute, subject to payment of any obligations of the Partnership, such available cash from operations and cash from sales or refinancing as may be necessary to cause total distributions to the Limited Partners for each year during the Reinvestment Period to equal the following amounts per unit: $1.05 in 1995 and 1996; $1.10 in 1997 and 1998; and $1.20 in 1999 and 2000. The Reinvestment Period ended December 31, 2000.

Two distributions were made from cash generated from 2003 operations. The first distribution was made in May 2003. The rate was $0.13 per Unit. The second distribution was made in January 2004 and the rate was $0.15 per Unit.

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

The following table presents summarized information regarding distributions to Limited Partners:

                                               2003            2002             2001            2000             1999
                                               ----            ----             ----            ----             ----
Net (loss) income per Unit, based on
   weighted average Units outstanding            $ (0.07)          $ 0.12           $ 0.01          $ 0.13           $ 0.41
Return of investment                                0.35            (0.03)            1.03            1.08             0.79
                                          --------------- ---------------- -------------------------------- ----------------
Distributions per Unit, based on
   weighted average Units outstanding               0.28             0.09             1.04            1.21             1.20
Differences due to timing of
   distributions                                       -             0.06            (0.04)          (0.01)               -
                                          --------------- ---------------- -------------------------------- ----------------
Actual distribution rates per
   Unit                                           $ 0.28           $ 0.15           $ 1.00          $ 1.20           $ 1.20
                                          =============== ================ ================================ ================

Owners of 1,000 or more units may make the election without charge to receive distributions on a monthly basis. Owners of less than 1,000 units may make the election upon payment of a $20.00 annual fee.


Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data of the Partnership for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 and for the years then ended. This financial data should be read in conjunction with the financial statements and related notes included under Part II, Item 8.

                                               2003            2002             2001            2000             1999
                                               ----            ----             ----            ----             ----
Gross Revenues                               $ 3,019,440      $ 7,541,282      $ 7,939,473     $11,138,639     $ 17,064,600

Net (loss) income                             $ (916,504)     $ 1,455,267        $ 170,758     $ 1,682,730      $ 5,198,570

Weighted average Units                        12,471,600       12,478,700       12,497,000      12,497,000       12,497,000

Net (loss) income per Unit, based on
   weighted average Units outstanding            $ (0.07)          $ 0.12           $ 0.01          $ 0.13           $ 0.41

Distributions per Unit, based on
   weighted average Units outstanding             $ 0.28           $ 0.09           $ 1.04          $ 1.21           $ 1.20

Total Assets                                 $15,339,294      $19,875,015      $37,160,843     $50,000,894     $ 67,961,144

Non-recourse Debt                              $ 463,614        $ 667,460      $11,663,273     $16,389,312     $ 22,138,639

Total Partners' Capital                      $14,511,002      $18,865,005      $18,546,425     $31,416,576     $ 44,820,397


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

Through December 31, 2000, the Partnership anticipated reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment would occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to AFS and providing for cash distributions to the Limited Partners.

The Partnership participates with AFS and certain of its affiliates in a $58,627,656 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. As of December 31, 2003, the Partnership was no longer a qualified borrower under the line of credit as the Partnership's equity had fallen below the $15,000,000 minimum required in order to borrow. The Partnership was still contingently liable for any borrowings under the warehouse facility. As of December 31, 2003, there were no borrowings under the warehouse facility by any of the Partnership's affiliates. The line of credit expires on June 28, 2004. As of December 31, 2003, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition facility $          -
Amounts borrowed by affiliated partnerships and limited liability
   companies under theacquisition facility                           23,000,000
                                                                   -------------
Total borrowings under the acquisition facility                      23,000,000
Amounts borrowed by AFS and its sister corporation under the
   warehouse facility                                                         -
                                                                   -------------
Total outstanding balance                                          $ 23,000,000
                                                                   =============

Total available under the line of credit                           $ 58,627,656
Total outstanding balance                                            23,000,000)
                                                                   -------------
Remaining availability                                             $ 35,627,656
                                                                   =============

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Partnership and AFS.

Effective January 2004, the revolving line of credit was extended. The revolving line of credit now expires on June 28, 2005. In addition, the total amount available under the revolving line of credit has been increased to $65,700,000.

As of December 31, 2003, cash balances consisted of working capital and amounts reserved for distributions in January 2004, generated from operations in 2003.

The Partnership currently has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. AFS envisions no such requirements for operating purposes.

Through the term of the Partnership, the Partnership had borrowed $58,317,911 of non-recourse debt. As of December 31, 2003, the remaining unpaid balance as of that date was $463,614. The Partnership's long-term borrowings are non-recourse to the Partnership, that is, the only recourse of the lender is to the equipment or corresponding lease acquired with the loan proceeds.

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

Cash Flows

2003 vs. 2002:

In 2003 and 2002, operating lease rents were the Partnership's primary source of cash flows from operating activities. Cash flows from operations decreased from $5,223,621 in 2002 to $988,239 in 2003, a decrease of $4,235,382. This decrease was mainly due to two factors; (i) operating lease revenues decreased from $4,254,501 in 2002 to $2,563,288 in 2003, a decrease of $1,691,213 and (ii) in
2002, the Partnership received a bankruptcy settlement in the amount of $1,954,952. There was no similar settlement in 2003.

Sources of cash from investing activities consisted of rents from direct financing leases and proceeds from sales of lease assets. Financing lease rents decreased from $1,402,177 in 2002 to $465,430 in 2003, a decrease of $936,747.
Proceeds from the sales of lease assets are not expected to be consistent from one period to another as the sales of lease assets is subject to various factors such as the timing of lease terminations, the timing of market demand and the condition and uniqueness of the assets subject to sale. Proceeds from sales of lease assets decreased from $15,369,490 in 2002 to $821,919 in 2003, a decrease of $14,547,571. Sales in 2002 included approximately $23,789,000 of equipment that had been on operating leases. In 2003, fewer leases matured and the amount of operating lease assets sold decreased to approximately $4,558,000. In both years, transportation equipment constituted a majority of the assets sold.

In 2002 the main items of cash flows used in financing activities were the repayment of the line of credit of $7,000,000 and the repayment of the non-recourse debt of $10,995,813. The repayment of non-recourse debt was funded in part ($8,300,000) by the sale of lease assets. Cash provided by financing activities in 2003 consisted of a new non-recourse note payable of $217,596. Cash provided by financing activities in 2002 was $500,000 borrowed under the line of credit. Effective in 2001, the amounts of distributions are based on the amounts of cash available for distribution after retaining sufficient balances for working capital. In prior periods the distributions were at a predetermined rate, subject only to the availability of sufficient cash balances. As a result, distributions are expected to fluctuate from one period to another.

2002 vs. 2001:

In 2002 and 2001, operating lease rents were the Partnership's primary source of cash flows from operating activities. Cash flows from operations decreased from $5,779,190 in 2001 to $5,223,621 in 2002, a decrease of $555,569. This decrease was primarily due to decreases in operating lease revenues from $5,850,367 in 2001 to $4,254,501 in 2002, a decrease of $1,595,866.

Sources of cash from investing activities consisted of rents from direct financing leases and proceeds from sales of lease assets. Financing lease rents decreased from $1,625,595 in 2001 to $1,402,177 in 2002, a decrease of $223,418.
Proceeds from the sales of lease assets are not expected to be consistent from one period to another as the sales of lease assets is subject to various factors such as the timing of lease terminations, the timing of market demand and the condition and uniqueness of the assets subject to sale. Proceeds from sales of lease assets increased from $3,733,992 in 2001 to $15,369,490 in 2002, an increase of $11,635,498. Approximately $8,300,000 of the sales proceeds was used to repay non-recourse debt associated with assets that were sold in 2002.

In 2002 and 2001, the only source of cash flows from financing activities was the amounts borrowed on the line of credit. Repayments of debt increased as a result of additional debt payments noted above.

Results of Operations

As of December 31, 2003, 2002 and 2001, significant amounts of the Partnership's assets were leased to lessees in certain industries as follows.

                                 2003             2002            2001
                                 ----             ----            ----
Rail transportation               67%              53%             41%
Mining                            18%              21%             10%
Manufacturing, other               *               15%             26%
Construction                       *                *              13%

*  Less than 10%.

Substantially all employees of AFS track time incurred in performing administrative services on behalf of the Partnership. AFS believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Partnership or (ii) the amount the Partnership would be required to pay independent parties for comparable administrative services in the same geographic location.

2003 vs. 2002:

Operations in 2003 resulted in a net loss of $916,504 compared to net income of $1,455,267 in 2002. In 2002, revenues included $1,954,952 received as a partial settlement of the bankruptcy of a former lessee. The payment in 2002 was the final payment of the settlement.

Operating lease revenues have decreased by $1,691,213 from 2002 to 2003. The Partnership is the liquidation phase of its life cycle. As leases mature, the assets are returned to inventory. Most of the assets have been sold. This reduces the amounts of equipment actually on lease and producing revenue. This trend of decreasing operating lease revenues is expected to continue in future periods.

Proceeds from the sales of lease assets are not expected to be consistent from one period to another as the sales of lease assets is subject to various factors such as the timing of lease terminations, the timing of market demand and the condition and uniqueness of the assets subject to sale. As a result, gains and losses recognized on the sales of lease assets are not expected to be consistent from one year to another, however, such gains decreased by $813,050 from 2002 to 2003.

Interest expense has decreased as a result of scheduled debt payments (and the early repayments of debt in 2002) and the consequent reductions of the outstanding balances.

Equipment management fees are based on the revenues of the Partnership. As those revenues have declined, the management fees have decreased as well.

Railcar maintenance costs increased from $230,683 in 2002 to $497,751 in 2003. The Partnership owns a fleet of railcars managed by a third party. The maintenance related to that fleet of cars increased from $230,683 in 2002 to $367,611 in 2003. As of December 31, 2002 and during the year then ended, a portion of those cars were off lease. Early in 2003, the remainder of the off lease railcars were placed on new leases as the demand for the cars had improved. As a result of increased usage of the managed railcars in 2003, the amounts of ongoing maintenance has also increased. In addition, the Partnership owns other railcars that are managed directly by AFS. In 2003, maintenance costs of $130,140 were incurred in order to place these assets on new leases and to maintain them once on lease. The assets had previously been on net leases with other lessees.

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of that review, management determined that the value of a fleet of jumbo covered hopper cars had declined in value to the extent that the carrying values had become impaired. This decline is the result of decreased long-term demand for these types of assets and a corresponding reduction in the amounts of rental payments that these assets currently command. Management has recorded a provision for the decline in value of those assets in the amount of $543,426 for the year ended December 31, 2003 as more fully described in Note 12 in the financial statements included in Part I, Item 8 of this report. 2002 vs. 2001:

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

As a result of management's periodic of review of the carrying values of its assets on leases and assets held for lease or sale, management determined that the value of a fleet of jumbo covered hopper cars had declined in value to the extent that the carrying values had become impaired. This decline is the result of decreased long-term demand for these types of assets and a corresponding reduction in the amounts of rental payments that these assets currently command. Management has recorded a provision for the decline in value of those assets in the amount of $397,872 for the year ended December 31, 2002.

Recent Accounting Pronouncement

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB 51." The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprise (the "primary beneficiary") should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.

In December 2003, the FASB issued FIN No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:

(i) Special purpose entities ("SPEs") created prior to February 1, 2003. The company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.

(ii) Non-SPEs created prior to February 1, 2003. The company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

(iii) All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003.

The Partnership is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on the Partnership's financial statements. The Partnership is currently evaluating the impact of adopting FIN 46-R applicable to Non-SPEs created prior to February 1, 2003 but does not expect a material impact.

In April 2002, the FASB issued FASB Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (Statement No. 145). Among other things, Statement No. 145 rescinds Statement No. 4, which required that all gains and losses from extinguishment of debt be reported as an extraordinary item. The adoption of Statement No. 145, effective January 1, 2003, did not have any effect on the Partnership's consolidated financial position, consolidated results of operations, or liquidity.

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

Allowances for losses on direct financing leases are typically established based on historical charge offs and collections experience and are usually determined by specifically identified lessees and billed and unbilled receivables.

Direct financing leases are placed in a non-accrual status based on specifically identified lessees. Such leases are only returned to an accrual status based on a case by case review of AFS. Direct financing leases are charged off on specific identification by AFS.

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

Asset Valuation:

Recorded values of the Company's asset portfolio are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than its net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset's expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the asset and its carrying value on the measurement date.

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

In general, the Partnership manages its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, the Partnership has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling rates. Nevertheless, the Partnership frequently funds leases with its floating rate line of credit and is, therefore, exposed to interest rate risk until fixed rate financing is arranged, or the floating rate line of credit is repaid. As of December 31, 2003, there was no outstanding balance on the floating rate line of credit.

To hedge its interest rate risk related to this variable rate debt, the Partnership may enter into interest rate swaps. As of December 31, 2003, no swaps or other derivative financial instruments were held by the Partnership. The Partnership does not hold or issue derivative financial instruments for speculative purposes.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Auditors, Financial Statements and Notes to Financial Statements attached hereto at pages 11 through 27.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Partners
ATEL Cash Distribution Fund V, L.P.

We have audited the accompanying balance sheets of ATEL Cash Distribution Fund V, L.P. (Partnership) as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Cash Distribution Fund V, L.P. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                                                          /s/ ERNST & YOUNG LLP

San Francisco, California
February 20, 2004

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                 BALANCE SHEETS

                           DECEMBER 31, 2003 AND 2002


                                     ASSETS


                                                    2003             2002
                                                    ----             ----
Cash and cash equivalents                          $ 2,440,803      $ 3,806,560

Accounts receivable, net of allowance for
   doubtful accounts of $99,285 in 2003
   and $75,285 in 2002                                 378,720          420,737

Investments in equipment and leases                 12,519,771       15,647,718
                                               ---------------- ----------------
Total assets                                       $15,339,294     $ 19,875,015
                                               ================ ================


                       LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                    $ 463,614        $ 667,460

Accounts payable and accruals:
     General Partner                                   171,952          115,390
     Other                                             166,626          195,877

Accrued interest payable                                 2,561            3,603

Unearned lease income                                   23,539           27,680
                                               ---------------- ----------------
Total liabilities                                      828,292        1,010,010

Partners' capital:
     General Partner                                   193,742          202,907
     Limited Partners                               14,317,260       18,662,098
                                               ---------------- ----------------
Total Partners' capital                             14,511,002       18,865,005
                                               ---------------- ----------------
Total liabilities and Partners' capital            $15,339,294     $ 19,875,015
                                               ================ ================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                            STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                                               2003            2002             2001
                                                               ----            ----             ----
Revenues:
Leasing activities:
   Operating leases                                           $ 2,563,288     $ 4,254,501      $ 5,850,367
   Direct financing leases                                        293,287         307,915          384,516
   Leveraged leases                                                 2,356          11,387           51,029
   Gain on sales of assets                                        127,423         940,473          388,512
Interest income                                                    22,516          15,392           23,678
Other                                                              10,570       2,011,614        1,241,371
                                                          ---------------- --------------- ----------------
                                                                3,019,440       7,541,282        7,939,473

Expenses:
Depreciation of operating lease assets                          1,405,433       3,114,722        4,228,238
Cost reimbursements to General Partner                            609,519         688,441          845,318
Impairment losses                                                 543,426         487,872                -
Railcar maintenance                                               497,751         230,683          233,989
Equipment and incentive management fees to General Partner        195,683         301,303          485,965
Other management fees                                             106,639          69,650           83,563
Provision for (recovery of) doubtful accounts                     102,000         (90,000)          64,680
Professional fees                                                 100,656         115,178          260,007
Interest expense                                                   32,249         583,106        1,144,360
Amortization of initial direct costs                               21,518         397,549          203,908
Other                                                             321,070         187,511          218,687
                                                          ---------------- --------------- ----------------
                                                                3,935,944       6,086,015        7,768,715
                                                          ---------------- --------------- ----------------
Net (loss) income                                              $ (916,504)    $ 1,455,267        $ 170,758
                                                          ================ =============== ================

Net (loss) income:
     General Partner                                             $ (9,165)       $ 14,553          $ 1,708
     Limited Partners                                            (907,339)      1,440,714          169,050
                                                          ---------------- --------------- ----------------
                                                               $ (916,504)    $ 1,455,267        $ 170,758
                                                          ================ =============== ================

Net (loss) income per Limited Partnership unit                    $ (0.07)         $ 0.12           $ 0.01

Weighted average number of units outstanding                   12,471,600      12,478,700       12,497,000

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                                                    Limited Partners           General
                                                               Units           Amount          Partner           Total

Balance December 31, 2000                                      12,497,000      $31,229,930       $ 186,646     $ 31,416,576

Distributions to Limited Partners ($1.04 per Unit)                             (13,040,909)              -      (13,040,909)
Net income                                                                         169,050           1,708          170,758
                                                          ---------------- ---------------- --------------- ----------------
Balance December 31, 2001                                      12,497,000       18,358,071         188,354       18,546,425

Distributions to Limited Partners ($0.09 per Unit)                              (1,088,393)              -       (1,088,393)
Limited Partnership Units repurchased                             (25,400)         (48,294)              -          (48,294)
Net income                                                                       1,440,714          14,553        1,455,267
                                                          ---------------- ---------------- --------------- ----------------
Balance December 31, 2002                                      12,471,600       18,662,098         202,907       18,865,005

Distributions to Limited Partners ($0.28 per Unit)                              (3,437,499)              -       (3,437,499)
Net loss                                                                          (907,339)         (9,165)        (916,504)
                                                          ---------------- ---------------- --------------- ----------------
Balance December 31, 2003                                      12,471,600      $14,317,260       $ 193,742     $ 14,511,002
                                                          ================ ================ =============== ================



                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                                                2003            2002             2001
                                                                ----            ----             ----
Operating activities:
Net income                                                      $ (916,504)    $ 1,455,267        $ 170,758
Adjustment to reconcile net income to net cash provided by
   operating activities:
     Depreciation of operating lease assets                      1,405,433       3,114,722        4,228,238
     Amortization of initial direct costs                           21,518         397,549          203,908
     Leveraged lease income                                         (2,356)        (11,387)         (51,029)
     Gain on sales of assets                                      (127,423)       (940,473)        (388,512)
     Impairment losses                                             543,426         487,872                -
     Provision for (recovery of) doubtful accounts                 102,000         (90,000)          64,680
     Changes in operating assets and liabilities:
         Accounts receivable                                       (59,983)        918,666          985,225
         Other receivables                                               -               -        1,309,783
         Accounts payable, General Partner                          56,562         (30,690)          67,842
         Accounts payable, other                                   (29,251)         39,469         (704,241)
         Accrued interest payable                                   (1,042)        (17,998)         (40,265)
         Unearned lease income                                      (4,141)        (99,376)         (67,197)
                                                           ---------------- --------------- ----------------
Net cash provided by operating activities                          988,239       5,223,621        5,779,190

Investing activities:
Proceeds from sales of assets                                      821,919      15,369,490        3,733,992
Reduction of net investment in direct financing leases             465,430       1,402,177        1,625,595
                                                           ---------------- --------------- ----------------
Net cash provided by investing activities                        1,287,349      16,771,667        5,359,587

Financing activities:
Distributions to Limited Partners                               (3,437,499)     (1,088,393)     (13,040,909)
Repayments of non-recourse debt                                   (421,442)    (10,995,813)      (4,726,039)
Proceeds of non-recourse debt                                      217,596               -                -
Repayments of borrowings under line of credit                            -      (7,000,000)      (2,700,000)
Borrowings under line of credit                                          -         500,000        8,200,000
Repurchases of limited partnership units                                 -         (48,294)               -
                                                           ---------------- --------------- ----------------
Net cash used in financing activities                           (3,641,345)    (18,632,500)     (12,266,948)
                                                           ---------------- --------------- ----------------

Net (decrease) increase in cash and cash equivalents            (1,365,757)      3,362,788       (1,128,171)
Cash and cash equivalents at beginning of year                   3,806,560         443,772        1,571,943
                                                           ---------------- --------------- ----------------
Cash and cash equivalents at end of year                       $ 2,440,803     $ 3,806,560        $ 443,772
                                                           ================ =============== ================

Supplemental disclosures of cash flow information:
Cash paid during the year for interest                            $ 33,291       $ 601,104      $ 1,184,625
                                                           ================ =============== ================



                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


1.  Organization and Partnership matters:

ATEL Cash Distribution Fund V, L.P. (the Partnership) was formed under the laws of the state of California in September 1992 for the purpose of acquiring equipment to engage in equipment leasing and sales activities, primarily in the United States. The Partnership may continue until December 31, 2013.

Upon the sale of the minimum amount of Units of Limited Partnership interest (Units) of $1,200,000 and the receipt of the proceeds thereof on March 19, 1993, the Partnership commenced operations.

The General Partner of the Partnership is ATEL Financial Services LLC (AFS). Prior to converting to a limited liability company structure, AFS was formerly known as ATEL Financial Corporation. AFS is a wholly owned subsidiary of ATEL Capital Group.

The Partnership's business consists of leasing various types of equipment. As of December 31, 2003, the original terms of the leases ranged from one to ten years. The Reinvestment Period ended December 31, 2000 and the Partnership is now in the final stages of its liquidation phase.

Pursuant to the Limited Partnership Agreement, AFS receives compensation and reimbursements for services rendered on behalf of the Partnership (See Notes 5 and 6). AFS is required to maintain in the Partnership reasonable cash reserves for working capital, the repurchase of Units and contingencies.


2. Summary of significant accounting policies:

Cash and cash equivalents:

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

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


2. Summary of significant accounting policies (continued):

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

Allowances for losses on direct financing leases are typically established based on historical charge offs and collections experience and are usually determined by specifically identified lessees and billed and unbilled receivables.

Direct financing leases are placed in a non-accrual status based on specifically identified lessees. Such leases are only returned to an accrual status based on a case by case review of AFS. Direct financing leases are charged off on specific identification by AFS.

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

The tax basis of the Partnership's net assets and liabilities varies from the amounts presented in these financial statements at December 31 (unaudited):

                                                  2003             2002
                                                  ----             ----
    Financial statement basis of net assets      $14,511,002     $ 18,865,005
    Tax basis of net assets                       17,765,499       23,293,593
                                             ---------------- ----------------
    Difference                                   $ 3,254,497      $ 4,428,588
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

                                DECEMBER 31, 2003


2. Summary of significant accounting policies (continued):

The following reconciles the net income reported in these financial statements to the loss reported on the Partnership's federal tax return (unaudited) for each of the years ended December 31:

                                                 2003            2002             2001
                                                 ----            ----             ----
Net (loss) income per financial statements       $ (916,504)    $ 1,455,267        $ 170,758
Adjustment to depreciation expense                  323,733       2,160,483         (379,786)
Provisions for losses and doubtful accounts         645,426         487,872           64,680
Adjustments to revenues                          (2,143,250)      3,631,306        4,963,156
                                            ---------------- --------------- ----------------
Net income per federal tax return               $(2,090,595)    $ 7,734,928      $ 4,818,808
                                            ================ =============== ================

Per unit data:

Net income and distributions per unit are based upon the weighted average number of units outstanding during the period.

Asset valuation:

Recorded values of the Company's asset portfolio are periodically reviewed for impairment in accordance with Statement of binancial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset's expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the asset and its carrying value on the measurement date.

The Partnership adopted SFAS 144 as of January 1, 2002. The adoption of the Statement did not have a significant impact on the Partnership's financial position and results of operations.

Credit risk:

Financial instruments that potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents, accounts receivable, direct finance lease receivables and other receivables. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases. See Note 7 for a description of lessees by industry as of December 31, 2003.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


2. Summary of significant accounting policies (continued):

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

Basis of presentation:

The accompanying financial statements as of December 31, 2003 and 2002 and for the three years ended December 31, 2003 have been prepared in accordance with accounting principles generally accepted in the United States. Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent accounting pronouncements:

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB 51." The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprise (the "primary beneficiary") should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


2. Summary of significant accounting policies (continued):

Recent accounting pronouncements (continued):

In December 2003, the FASB issued FIN No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:

(i) Special purpose entities ("SPEs") created prior to February 1, 2003. The company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.

(ii) Non-SPEs created prior to February 1, 2003. The company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

(iii) All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003.

The Partnership is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on the Partnership's financial statements. The Partnership is currently evaluating the impact of adopting FIN 46-R applicable to Non-SPEs created prior to February 1, 2003 but does not expect a material impact.

In April 2002, the FASB issued FASB Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (Statement No. 145). Among other things, Statement No. 145 rescinds Statement No. 4, which required that all gains and losses from extinguishment of debt be reported as an extraordinary item. The adoption of Statement No. 145, effective January 1, 2003, did not have any effect on the Partnership's consolidated financial position, consolidated results of operations, or liquidity.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


3. Investments in equipment and leases:

The Partnership's investments in equipment and leases consist of the following:

                                                                           Depreciation /
                                                                            Amortization
                                                                             Expense or
                                                                           Amortization of    Reclassi-
                                           December 31,     Impairment     Direct Financing fications or     December 31,
                                               2002           Losses           Leases       Dispositions         2003
                                               ----           ------           ------      --------------        ----
Net investment in operating leases           $10,771,761         (225,427)     $(1,405,433)    $ 1,886,560     $ 11,027,461
Net investment in direct financing
   leases                                      1,180,081                -         (465,430)        (70,000)         644,651
Net investment in leveraged leases               140,012                -            2,356        (142,368)               -
Assets held for sale or lease, net of
   accumulated depreciation of
   $719,138 in 2003 and $3,080,643 in
   2002                                        3,523,627         (317,999)               -      (2,368,688)         836,940
Initial direct costs, net of
   accumulated amortization of
   $99,285 in 2003 and $544,354 in
   2002                                           32,237                -          (21,518)              -           10,719
                                          --------------- ---------------- ---------------- --------------- ----------------
                                             $15,647,718       $ (543,426)     $(1,890,025)     $ (694,496)    $ 12,519,771
                                          =============== ================ ================ =============== ================

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of that review, management determined that the value of a fleet of jumbo covered hopper cars had declined in value to the extent that the carrying values had become impaired. This decline is the result of decreased long-term demand for these types of assets and a corresponding reduction in the amounts of rental payments that these assets currently command. Management has recorded provisions for the declines in value of those assets in the amounts of $543,426 and $487,872 for the years ended December 31, 2003 and 2002, respectively.

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense and impairment losses on property subject to operating leases and assets held for lease or sale consist of the following for the years ended December 31:

                                             2003             2002
                                             ----             ----
Depreciation of operating lease assets      $ 1,405,433       $3,114,722
Impairment losses                               543,426          487,872
                                        ---------------- ----------------
                                            $ 1,948,859      $ 3,602,594
                                        ================ ================

All of the property on leases was acquired in the years 1993 through 1997.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


3. Investments in equipment and leases (continued):

Operating leases:

Property on operating leases consists of the following:

                                                                                              Reclassi-
                                           December 31,     Impairment                      fications or     December 31,
                                               2002           Losses          Additions     Dispositions         2003
                                               ----           ------          ---------    --------------        ----
Transportation                               $20,593,171              $ -              $ -     $ 2,385,244     $ 22,978,415
Manufacturing                                  2,666,354                -                -      (1,196,354)       1,470,000
Construction                                   2,172,807                -                -        (594,719)       1,578,088
Materials handling                                49,550                -                -         (13,926)          35,624
                                          --------------- ---------------- ---------------- --------------- ----------------
                                              25,481,882                -                -         580,245       26,062,127
Less accumulated depreciation                (14,710,121)        (225,427)      (1,405,433)      1,306,315      (15,034,666)
                                          --------------- ---------------- ---------------- --------------- ----------------
                                             $10,771,761       $ (225,427)     $(1,405,433)    $ 1,886,560     $ 11,027,461
                                          =============== ================ ================ =============== ================

Direct financing leases:

As of December 31, 2003, investment in direct financing leases consists of mining and materials handling equipment. As of December 31, 2002, investment in direct financing leases consists of railroad auto racks, railroad tank cars and retail store fixtures. The following lists the components of the Partnership's investment in direct financing leases as of December 31, 2003 and 2002:

                                                                                2003            2002
                                                                                ----            ----
Total minimum lease payments receivable                                          $ 750,000        $ 33,510
Estimated residual values of leased equipment (unguaranteed)                           401       1,148,968
                                                                           ---------------- ---------------
Investment in direct financing leases                                              750,401       1,182,478
Less unearned income                                                              (105,750)         (2,397)
                                                                           ---------------- ---------------
Net investment in direct financing leases                                        $ 644,651     $ 1,180,081
                                                                           ================ ===============

At December 31, 2003, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows:

                                     Direct
    Year ending    Operating        Financing
   December 31,      Leases          Leases            Total
   ------------      ------          ------            -----
           2004     $ 1,198,804        $ 750,000      $ 1,948,804
           2005         580,887                -          580,887
           2006         263,322                -          263,322
                 --------------- ---------------- ----------------
                    $ 2,043,013        $ 750,000      $ 2,793,013
                 =============== ================ ================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


3. Investments in equipment and leases (continued):

Leveraged leases:

As of December 31, 2003, the Partnership had no investments in leveraged leases. As of December 31, 2002, investment in leveraged leases consists of materials handling equipment. The following lists the components of the Partnership's investment in leveraged leases as of December 31, 2002:

                                                                        2002
                                                                        ----
Aggregate rentals receivable                                           $ 46,368
Less aggregate principal and interest payable on non-recourse loans           -
Estimated residual value of leased assets                                96,000
Less unearned income                                                     (2,356)
                                                                    ------------
Net investment in leveraged leases                                    $ 140,012
                                                                    ============


4.  Non-recourse debt:

At December 31, 2003, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying monthly and quarterly payments. Interest on the notes is at fixed rates ranging from 5.5% to 7.1%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2003, the carrying value of the pledged assets is approximately $687,747. The notes mature from 2004 through 2006.

As of December 31, 2002, future minimum payments of non-recourse debt are as follows:

      Year ending
     December 31,    Principal        Interest           Total
             2004       $ 287,409         $ 20,264        $ 307,673
             2005         162,167            7,301          169,468
             2006          14,038               83           14,121
                   --------------- ---------------- ----------------
                        $ 463,614         $ 27,648        $ 491,262
                   =============== ================ ================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


5.  Related party transactions:

The terms of the Limited Partnership Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Partnership.

The Limited Partnership Agreement allows for the reimbursement of costs incurred by AFS in providing administrative services to the Partnership. Administrative services provided include Partnership accounting, investor relations, legal counsel and lease and equipment documentation. AFS is not reimbursed for services whereby it is entitled to receive a separate fee as compensation for such services, such as acquisition and disposition of equipment. Reimbursable costs incurred by AFS are allocated to the Partnership based upon estimated time incurred by employees working on Partnership business and an allocation of rent and other costs based on utilization studies.

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

Substantially   all   employees  of  AFS  record  time  incurred  in  performing administrative services on behalf of all of the Partnerships serviced by AFS. AFS believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Partnership or (ii) the amount the Partnership would be required to pay independent parties for comparable administrative services in the same geographic location and are reimbursable in accordance with the Limited Partnership Agreement.

Incentive management fees are computed as 5% of distributions of cash from operations, as defined in the Limited Partnership Agreement. Equipment management fees are computed as 5% of gross revenues from operating leases, as defined in the Limited Partnership Agreement plus 2% of gross revenues from full payout leases, as defined in the Limited Partnership Agreement.

AFS and/or affiliates earned fees, commissions and reimbursements pursuant to the Limited Partnership Agreement as follows during 2003, 2002 and 2001:

                                                                2003            2002             2001
                                                                ----            ----             ----
Costs reimbursed to General Partner                              $ 609,519       $ 688,441        $ 845,318
Incentive and equipment management fees to General Partner         195,683         301,303          485,965
                                                           ---------------- --------------- ----------------
                                                                 $ 805,202       $ 989,744      $ 1,331,283
                                                           ================ =============== ================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


6.  Partners' capital:

As of December 31, 2003 and 2002, 12,471,600 Units were issued and outstanding (in addition to the Units issued to the Initial Limited Partners). The Partnership is authorized to issue up to 12,500,000 Units of Limited Partnership interest in addition to those issued to the initial Limited Partners.

As defined in the Limited Partnership Agreement, the Partnership's Net Profits, Net Losses, and Tax Credits are to be allocated 99% to the Limited Partners and 1% to AFS.

Available Cash from Operations and Cash from Sales and Refinancing are to be distributed as follows:

First, 5% of Distributions of Cash from Operations to AFS as Incentive Management Fee.

Second, the balance to the Limited Partners until the Limited Partners have received Aggregate Distributions in an amount equal to their Original Invested Capital, as defined, plus a 10% per annum cumulative (compounded daily) return on their Adjusted Invested Capital.

Third, AFS will receive as Incentive Management Compensation, the following:

(A) 10% of remaining Cash from Operations and

(B) 15% of remaining Cash from Sales or Refinancing.

Fourth, the balance to the Limited Partners.


7. Concentration of credit risk and major customers:

The Partnership has leased equipment to lessees in diversified industries. Leases are subject to AFS's credit committee review. The leases provide for the return of the equipment upon default.

The Partnership is no longer acquiring equipment. As assets have been sold upon maturity of the related leases, concentrations have arisen in certain industries due to the decreasing number of remaining leases and assets.

As of December 31, 2003, 2002 and 2001, there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

                                        2003            2002             2001
                                        ----            ----             ----
          Rail transportation            67%             53%              41%
          Mining                         18%             21%              10%
          Manufacturing, other            *              15%              26%
          Construction                    *               *               13%

          *  Less than 10%.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


7. Concentration of credit risk and major customers (continued):

During 2003, two customers each comprised 22% and 13% of the Partnership's revenues from leases. During 2002, four customers each comprised 19%, 18%, 14% and 10% of the Partnership's revenues from leases. During 2001, three customers each comprised 16%, 13% and 13% of the Partnership's revenues from leases.


8. Fair value of financial instruments:

The recorded amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable and accruals at December 31, 2003 approximate fair value because of the liquidity and short-term maturity of these instruments.

Non-recourse debt:

The fair value of the Partnership's non-recourse debt is estimated using discounted cash flow analyses, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Partnership's non-recourse debt at December 31, 2003 is $468,360.


9.  Contingencies:

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


10. Selected quarterly data (unaudited):

                                                             March 31,        June 30,      September 30,    December 31,
Quarter ended                                                  2002             2002            2002             2002
                                                               ----             ----            ----             ----

Total revenues                                                $ 1,615,661      $ 3,430,489     $ 1,814,699        $ 680,433
Net Income (loss)                                               $ (98,057)     $ 1,761,800       $ 410,056       $ (618,532)
Net income (loss) per limited partnership unit                    $ (0.01)          $ 0.14          $ 0.03          $ (0.04)

                                                             March 31,        June 30,      September 30,    December 31,
Quarter ended                                                  2003             2003            2003             2003
                                                               ----             ----            ----             ----

Total revenues                                                  $ 757,866        $ 909,216       $ 688,736        $ 663,622
Net loss                                                       $ (635,616)       $ (35,339)      $ (27,452)      $ (218,097)
Net loss per limited partnership unit                             $ (0.05)         $ (0.00)        $ (0.00)         $ (0.02)

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


11. Revolving line of credit:

The Partnership participates with AFS and certain of its affiliates in a $58,627,656 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. As of December 31, 2003, the Partnership was no longer a qualified borrower under the line of credit as the Partnership's equity had fallen below the $15,000,000 minimum required in order to borrow. The Partnership was still contingently liable for any borrowings under the warehouse facility. As of December 31, 2003, there were no borrowings under the warehouse facility by any of the Partnership's affiliates. The line of credit expires on June 28, 2004. As of December 31, 2003, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition facility $          -
Amounts borrowed by affiliated partnerships and limited liability
   companies under theacquisition facility                           23,000,000
                                                                   -------------
Total borrowings under the acquisition facility                      23,000,000
Amounts borrowed by AFS and its sister corporation under the
   warehouse facility                                                         -
                                                                   -------------
Total outstanding balance                                          $ 23,000,000
                                                                   =============

Total available under the line of credit                           $ 58,627,656
Total outstanding balance                                            23,000,000)
                                                                   -------------
Remaining availability                                             $ 35,627,656
                                                                   =============

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Partnership and AFS.

Effective January 2004, the revolving line of credit was extended. The revolving line of credit now expires on June 28, 2005. In addition, the total amount available under the revolving line of credit has been increased to $65,700,000.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


12. Reserves, impairment losses and provisions for doubtful accounts:

                                                 Allowance for   Allowance for
                                                   doubtful        doubtful
                                 Reserve for      accounts -      accounts -
                                 losses and          Other         Accounts
                                 impairments      Receivables     Receivables

    Balance December 31, 2000      $ 2,224,816        $ 100,605             $ -
    Charge offs                                        (100,605)        100,605
    Provision                                -                -          64,680
                               ---------------- ---------------- ---------------
    Balance December 31, 2001        2,224,816                -         165,285
    Provision (recovery)               487,872                -         (90,000)
    Charge offs                     (2,712,688)               -               -
                               ---------------- ---------------- ---------------
    Balance December 31, 2002                -                -          75,285
    Provision                          543,426                -         102,000
    Charge offs                       (543,426)                         (78,000)
                               ---------------- ---------------- ---------------
    Balance December 31, 2003              $ -              $ -        $ 99,285
                               ================ ================ ===============

In 2003 it came to the Company's attention that the amounts recorded for impairments of covered rail hopper cars as of December 31, 2002 was understated by $539,000. During the three months ended March 31, 2003, the Company recorded additional impairment losses of $539,000 to correct the accounting for the transaction. The Company does not believe that this amount is material to the period in which it should have been recorded, nor that it is material to the Company's operating results for the year ending December 31, 2003.

The impact on 2002 would be a reduction of members' equity and of net income of $539,000 ($0.04 per Limited Liability Company unit). Net loss for the year ended December 31, 2003 would be decreased by $539,000 ($0.04 per Limited Liability Company unit).

Item 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management (ATEL Financial Services, LLC as General Partner of the registrant, including the chief executive officer and chief financial officer), an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures [as defined in Rules 240.13a-14(c) under the Securities Exchange Act of 1934] was performed as of a date within ninety days before the filing date of this annual report. Based upon this evaluation, the chief executive officer and the chief financial officer concluded that, as of the evaluation date, except as noted below, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing, and timely reporting information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934; and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.

Due to the increased scrutiny and reporting requirements of Sarbanes-Oxley, it came to the attention of the chief executive officer and the chief financial officer of the Partnership in connection with the audit of the Partnership for the year ended December 31, 2003, that enhanced internal controls were needed to facilitate a more effective closing of the Partnership's financial statements, and that this would require additional skilled personnel. To address this issue the Partnership has taken steps to upgrade the accounting staff and will take additional steps in 2004 to add personnel to its accounting department to ensure that the Partnership's ability to execute internal controls in accounting and reconciliation in the closing process will be adequate in all respects. It should be noted that the control issues affecting the closing process and disclosure did not materially affect the accuracy and completeness of the Partnership's financial reporting and disclosure reflected in this report, and the audited financial statements included herein contain no qualification or limitation on the scope of the auditor's opinion.

Changes in internal controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date nor were there any significant deficiencies or material weaknesses in our internal controls, except as described in the prior paragraphs.


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

Dean L. Cash          Chairman of the Board of Directors of ACG, AFS, ALC, AEC,
                        AIS and ASC; President and Chief Executive Officer of ACG, AFS and AEC

Paritosh K. Choksi    Director, Executive Vice President, Chief Operating
                        Officer and Chief Financial Officer of ACG, AFS, ALC, AEC and AIS

Donald E. Carpenter   Vice President and Controller of ACG, AFS, ALC, AEC and
                        AIS; Chief Financial Officer of ASC

Vasco H. Morais       Senior Vice President, Secretary and General Counsel for
                        ACG, AFS, ALC, AIS and AEC

Dean L. Cash, age 53, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 50, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix's capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix's portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Donald E. Carpenter, age 55, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 45, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

Audit Committee

ATEL Leasing Corporation is the managing member of ATEL Financial Services, LLC. ATEL Financial Services LLC is the General Partner of the registrant. The board of directors of ATEL Leasing Corporation acts as the audit committee of the registrant. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of ALC and are deemed to be financial experts. They are not independent of the Partnership.

Code of Ethics

ACG on behalf of AFS and ALC has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics is included as Exhibit 14.1 to this report.


Item 11.  EXECUTIVE COMPENSATION

The registrant is a Limited Partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its Affiliates. The amount of such remuneration paid for the years ended December 31, 2003, 2002 and 2001 is set forth in Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 5 thereof, which information is hereby incorporated by reference.

Selling Commissions

The Partnership paid selling commissions in the amount of 9.5% of Gross Proceeds, as defined, ($11,875,000) to ATEL Securities Corporation, an affiliate of AFS. Of this amount, $10,170,534 was reallowed to other broker/dealers. None have been paid since 1994, nor will any additional amounts be paid in future periods.

Acquisition Fees

Acquisition fees were paid to AFS for services rendered in finding, reviewing and evaluating equipment to be purchased by the Partnership and rejecting equipment not to be purchased by the Partnership. The total amount of acquisition fees to be paid to AFS or their Affiliates was not to exceed 3.5% of the aggregate purchase piece of equipment acquired, not to exceed approximately 4.75% of the Gross Proceeds of the Offering.

The maximum amount of such fees to be paid was $5,929,583, all of which had been paid as of December 31, 1996. No such fees have been paid subsequent to that date.

Equipment Management Fees

As compensation for its services rendered generally in managing or supervising the management of the Partnership's equipment and in supervising other ongoing services and activities including, among others, arranging for necessary maintenance and repair of equipment, collecting revenue, paying operating expenses, determining the equipment is being used in accordance with all operative contractual arrangements, property and sales tax monitoring and preparation of financial data, AFS or its affiliates are entitled to receive management fees which are payable for each fiscal quarter and are to be in an amount equal to (i) 5% of the gross lease revenues from "operating" leases and
(ii) 2% of gross lease revenues from "full payout" leases which contain net lease provisions. See Note 5 to the financial statements included at Item 8 of this report for amounts paid.

Incentive Management Fees

As compensation for its services rendered in establishing and maintaining the composition of the Partnership's equipment portfolio and its acquisition and debt strategies and supervising fund administration including supervising the preparation of reports and maintenance of financial and operating data of the Partnership, Securities and Exchange Commission and Internal Revenue Service filings, returns and reports, AFS is entitled to receive the Partnership management fee which shall be payable for each fiscal quarter and shall be an amount equal to 5% of distributions of cash from operations until such time as the Limited Partners have received aggregate distributions of cash from operations in an amount equal to their original invested capital plus a 10% per annum return on their average adjusted invested capital (as defined in the Limited Partnership Agreement). Thereafter, the incentive management fee shall be 15% of all distributions of cash from operations, sales or refinancing. See Notes 5 and 6 to the financial statements included at Item 8 of this report for amounts paid.

Equipment Resale Fees

As compensation for services rendered in connection with the sale of equipment, AFS is entitled to receive an amount equal to the lesser of (i) 3% of the sales price of the equipment, or (ii) one-half the normal competitive equipment sales commission charged by unaffiliated parties for such services. Such fee is payable only after the Limited Partners have received a return of their adjusted invested capital (as defined in the Limited Partnership Agreement) plus 10% of their adjusted invested capital per annum calculated on a cumulative basis, compounded daily, commencing the last day of the quarter in which the limited partner was admitted to the Partnership. To date, none have been accrued or paid.

Equipment Re-lease Fee

As compensation for providing re-leasing services, AFS is entitled to receive fees equal to 2% of the gross rentals or the comparable competitive rate for such services relating to comparable equipment, whichever is less, derived from the re-lease provided that (i) AFS or their affiliates have and will maintain adequate staff to render such services to the Partnership, (ii) no such re-lease fee is payable in connection with the re-lease of equipment to a previous lessee or its affiliates, (iii) AFS or its affiliates have rendered substantial re-leasing services in connection with such re-lease and (iv) AFS or its affiliates are compensated for rendering equipment management services. To date, none have been accrued or paid.

General Partner's Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 99% to the Limited Partners and 1% to AFS. See the statements of income included in Item 8 of this report for the amounts allocated to the General and Limited Partners in 2003, 2002 and 2001.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2003, no investor is known to the Partnership to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The ultimate shareholders of AFS are beneficial owners of Limited Partnership Units as follows:

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

AFS may at any time call a meeting of the Limited Partners or a vote of the Limited Partners without a meeting, on matters on which they are entitled to vote, and shall call such meeting or for vote without a meeting following receipt of a written request therefore of Limited Partners holding 10% or more of the total outstanding Limited Partnership units.


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


Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

During the most recent two years, the Partnership incurred audit, audit related, tax and other fees with its principal auditors as follows:

                                               2003            2002
                                               ----            ----
          Audit fees                       $      30,302   $       25,017
          Audit related fees                           -                -
          Tax fees                                32,550           31,561
          Other                                        -                -
                                          --------------- ----------------
                                                $ 62,852         $ 56,578
                                          =============== ================

ATEL Leasing Corporation is the managing member of ATEL Financial Services, LLC. ATEL Financial Services LLC is the General Partner of the registrant. The board of directors of ATEL Leasing Corporation acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of ATEL Leasing Corporation acting as a member of the board of directors of that company.

                                     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

   (a)    Financial Statements and Schedules
       1. Financial Statements
          Included in Part II of this report:

          Report of Independent Auditors

          Balance Sheets at December 31, 2003 and 2002

          Statements of Operations for the years ended December 31, 2003, 2002 and 2001

          Statements of Changes in Partners' Capital for the years ended December 31, 2003, 2002 and 2001

          Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

          Notes to Financial Statements

       2. Financial Statement Schedules

          All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

   (b)    Reports on Form 8-K for the fourth quarter of 2003 None

   (c)    Exhibits

          (3) and (4) Agreement of Limited Partnership, included as Exhibit B to Prospectus (Exhibit 28.1), is incorporated herein by reference to the Report on Form 10K for the period ended December 31, 1993 (File No. 33-53162)

          (14.1) Code of Ethics

          (31.1) Certification of Paritosh K. Choksi

          (31.2) Certification of Dean L. Cash

          (32.1)  Certification  Pursuant to 18 U.S.C.  section  1350 of Dean L.
          Cash

          (32.2) Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:     3/26/2004

                       ATEL Cash Distribution Fund V, L.P.
                                  (Registrant)


By:       ATEL Financial Services, LLC
          General Partner of Registrant



             By:   /s/ Dean Cash
                  -------------------------------------------
                  Dean Cash,
                  President and Chief Executive Officer of
                  ATEL Financial Services, LLC (General
                  Partner)




             By:  /s/ Paritosh K. Choksi
                  -------------------------------------------
                  Paritosh K. Choksi,
                  Executive Vice President of ATEL
                  Financial Services, LLC (General Partner)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.


         SIGNATURE            CAPACITIES                                 DATE



        /s/ Dean Cash    President, Chairman and Chief Executive       3/26/2004
-----------------------   Officer of ATEL Financial Services, LLC
         Dean Cash




   /s/ Paritosh K. Chok  Executive Vice President and director of      3/26/2004
-----------------------   ATEL Financial Services, LLC, Principal
     Paritosh K. Choksi   financial officer of registrant;
                          principal financial officer and director
                          of ATEL Financial Services, LLC





  /s/ Donald E. Carpent  Principal accounting officer of               3/26/2004
-----------------------   registrant; principal accounting officer
    Donald E. Carpenter   of ATEL Financial Services, LLC





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

EXHIBIT 14.1


                               ATEL CAPITAL GROUP

  CODE OF ETHICS FOR CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER AND CHIEF
                               ACCOUNTING OFFICER

A. SCOPE.

This ATEL Capital Group Code of Ethics is applicable to the ATEL Capital Group's Chief Executive Officer, Chief Financial Officer and the Chief Accounting Officer, or persons acting in such capacity (collectively the "Covered Officers"), each of whom acts in such capacity on behalf of its affiliate, ATEL Financial Services, LLC, which is the general partner or manager, as the case may be, of each of the public limited partnerships and limited liability companies sponsored by the Company. ATEL Capital Group is referred to herein as the "Company," ATEL Financial Services, LLC is referred to as "AFS" and the sponsored limited partnerships and limited liability companies are referred to herein as the "Funds" and each of them as a "Fund." The board of directors of ATEL Leasing Corporation ("ALC"), an affiliate of the Company that serves as the managing member of ATEL Financial Services, LLC, ("AFS") the manager or general partner of each of the Funds, is the first board of directors in management succession for each Fund.

Accordingly, under the Securities and Exchange Commission's interpretation of its disclosure rules, the ATEL Leasing Corporation board of directors functions as the de facto audit committee for each Fund with respect to all procedural and disclosure requirements applicable to audit committees under Securities and Exchange Commission rules. The Company's Board of Directors shall have oversight responsibility over the activities of ALC's Board of Directors for purposes of this Code of Ethics.

B. PURPOSE.

The Company is proud of the values with which it and its subsidiaries and affiliates conduct business. It has and will continue to uphold the highest levels of business ethics and personal integrity in all types of transactions and interactions. To this end, this Code of Ethics serves to (1) emphasize the Company's commitment to ethics and compliance with the law; (2) set forth basic standards of ethical and legal behavior; (3) provide reporting mechanisms for known or suspected ethical or legal violations; and (4) help prevent and detect wrongdoing. This Code of Ethics is intended to augment and supplement the standard of ethics and business conduct expected of all Company employees, and its limitation to Covered Officers is not intended to limit the obligation of all Company employees to adhere to the highest standards of business ethics and integrity in all transactions and interactions conducted while in the Company's employ.

Given the variety and complexity of ethical questions that may arise in the course of business of the Company and its subsidiaries, this Code of Ethics serves only as a rough guide. Confronted with ethically ambiguous situations, the Covered Officers should remember the Company's commitment to the highest ethical standards and seek independent advice, where necessary, to ensure that all actions they take on behalf of the Company and its subsidiaries honor this commitment.

C. ETHICS STANDARDS.

1. Honest and Ethical Conduct.

The Covered Officers shall behave honestly and ethically at all times and with all people. They shall act in good faith, with due care, and shall engage only in fair and open competition, by treating ethically competitors, suppliers, customers, and colleagues. They shall not misrepresent facts or engage in illegal, unethical, or anti-competitive practices for personal or professional gain.

2. Conflicts of Interest.

This fundamental standard of honest and ethical conduct extends to the handling of conflicts of interest. The Covered Officers shall avoid any actual, potential, or apparent conflicts of interest with the Company and its subsidiaries and affiliates, including the Funds, and any personal activities, investments, or associations that might give rise to such conflicts. They shall not compete with or use the Company, any of its subsidiaries or a Fund for personal gain, self-deal, or take advantage of corporate or Fund opportunities. They shall act on behalf of the Company, its subsidiaries and the Funds free from improper influence or the appearance of improper influence on their judgment or performance of duties. A Covered Officer shall disclose any material transaction or relationship that reasonably could be expected to give rise to such a conflict to the Company's General Counsel or a member of the Company's Board of Directors. No action may be taken with respect to such transaction or party unless and until the Company's Board of Directors has approved such action.

Notwithstanding the foregoing, it is understood, as fully disclosed in the offering documents for each Fund, that AFS as manager or general partner of the Fund has certain inherent conflicts of interest. The provisions of each Fund's Operating Agreement or Limited Partnership Agreement have been drafted to address the obligations, restrictions and limitations on the power and authority of AFS to manage each Fund's affairs, including restrictions prohibiting or limiting the terms of any transactions in which conflicts of interest may arise. Furthermore, AFS has a fiduciary duty to each Fund as its manager or general partner. It is therefore expressly understood by the Company and the Covered Officers that any and all actions by AFS and its personnel that comply with the provisions of a Fund's Operating Agreement or Limited Partnership Agreement, as the case may be, and are consistent with AFS's fiduciary duty to the Fund, will not be considered material transactions or relationships which require disclosure or reporting under this Code of Ethics.

3. Timely and Truthful Disclosure.

In reports and documents filed with or submitted to the Securities and Exchange Commission and other regulators by the Company, its subsidiaries or affiliates or a Fund, and in other public communications made by the Company, its subsidiaries or affiliates or a Fund, the Covered Officers shall make disclosures that are full, fair, accurate, timely, and understandable. The Covered Officers shall provide thorough and accurate financial and accounting data for inclusion in such disclosures. The Covered Officers shall not knowingly conceal or falsify information, misrepresent material facts, or omit material facts necessary to avoid misleading the Company's, any of its subsidiaries' or affiliates' or a Fund's independent public auditors or investors.

4. Legal Compliance.

In conducting the business of the Company, its subsidiaries and affiliates and the Funds, the Covered Officers shall comply with applicable governmental laws, rules, and regulations at all levels of government in the United States and in any non-U.S. jurisdiction in which the Company, any of its affiliates or subsidiaries or a Fund does business, as well as applicable rules and regulations of self-regulatory organizations of which the Company, any of its affiliates or subsidiaries or a Fund is a member. If the Covered Officer is unsure whether a particular action would violate an applicable law, rule, or regulation, he or she should seek the advice of inside counsel (if available), and, where necessary, outside counsel before undertaking it.

D. VIOLATIONS OF ETHICAL STANDARDS.

1. Reporting Known or Suspected Violations.

The Covered Officers will promptly bring to the attention of the Company's General Counsel or the Board of Directors any information concerning a material violation of any of the laws, rules or regulations applicable to the Company and the operation of its businesses, by the Company or any agent thereof, or of violation of this Code of Ethics. The Company's General Counsel will investigate reports of violations and the findings communicated to the Company's Board of Directors.

2. Accountability for Violations.

If the Company's Board of Directors determines that this Code of Ethics has been violated, either directly, by failure to report a violation, or by withholding information related to a violation, it may discipline the offending Covered Officer for non-compliance with penalties up to and including termination of employment. Violations of this Code of Ethics may also constitute violations of law and may result in criminal penalties and civil liabilities for the offending Covered Officer and the Company, its subsidiaries, affiliates or a Fund.

Exhibit 31.1
                                 CERTIFICATIONS


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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



Date:               3/26/2004

/s/ Paritosh K. Choksi
---------------------------
Paritosh K. Choksi
Principal financial officer of registrant, Executive
Vice President of General Partner

Exhibit 31.2
                                 CERTIFICATIONS


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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



Date:               3/26/2004

 /s/ Dean Cash
--------------------
Dean L. Cash
President and Chief Executive
Officer of General Partner

Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual report on Form 10K of ATEL Cash Distribution Fund V, LP, (the "Partnership") for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Dean L. Cash, Chief Executive Officer of ATEL Financial Services, LLC, general partner of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 ; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:               3/26/2004



 /s/ Dean Cash
-----------------
Dean L. Cash
President and Chief Executive
Officer of General Partner

Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual report on Form 10K of ATEL Cash Distribution Fund V, LP, (the "Partnership") for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Paritosh K. Choksi, Chief Financial Officer of ATEL Financial Services, LLC, general partner of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 ; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:               3/26/2004



/s/ Paritosh K. Choksi
------------------------
Paritosh K. Choksi
Executive Vice President of General
Partner, Principal financial officer of registrant