Form 10QSB
period 2004-03-31
ATEL CASH DISTRIBUTION FUND V L P
filed 2004-05-14
CIK 892875

Form 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                        For the quarterly period ended March 31, 2004

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

       State issuer's revenues for its most recent fiscal year: $3,019,440

The number of Limited Partnership Units outstanding as of March 31, 2004 was 12,471,600.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                       ATEL CASH DISTRIBUTION FUND V, L.P.


  Index


Part I. Financial Information

Item 1. Financial Statements (Unaudited)

          Balance Sheet, March 31, 2004.

          Income Statements for the three month periods ended March 31, 2004 and 2003.

          Statements of Changes in Partners' Capital for the year ended December 31, 2003 and for the three month period ended March 31, 2004.

          Statements of Cash Flows for the three month periods ended March 31, 2004 and 2003.

          Notes to the Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

Part II. Other Information

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).


                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                  BALANCE SHEET

                                 MARCH 31, 2004
                                   (Unaudited)


                                     ASSETS


Cash and cash equivalents                                             $ 893,004

Accounts receivable, net of allowance for doubtful
   accounts of $97,285                                                  243,924

Investments in leases                                                12,038,749
                                                               -----------------
Total assets                                                        $13,175,677
                                                               =================

                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                                     $ 345,420

Accounts payable:
   General Partner                                                       71,787
   Other                                                                 78,420
Accrued interest expense                                                  1,970
Unearned operating lease income                                          27,329
                                                               -----------------
Total liabilities                                                       524,926
Partners' capital:
     General Partner                                                    193,889
     Limited Partners                                                12,456,862
                                                               -----------------
Total partners' capital                                              12,650,751
                                                               -----------------
Total liabilities and partners' capital                             $13,175,677
                                                               =================






                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                            STATEMENTS OF OPERATIONS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2004 AND 2003
                                   (Unaudited)


Revenues:                                                         2004               2003
Leasing activities:
   Operating leases                                                 $ 625,110         $ 595,244
   Direct financing leases                                             46,481            88,185
   Leveraged leases                                                         -             2,356
   Gain on sales of assets                                              8,825            64,135
Interest income                                                         3,988             6,943
Other                                                                     916             1,003
                                                           ------------------- -----------------
                                                                      685,320           757,866
Expenses:
Depreciation of operating lease assets                                306,081           387,992
Cost reimbursements to General Partner                                160,140           147,440
Other management fees                                                  48,280            11,900
Railcar maintenance                                                    43,804           156,255
Equipment and incentive management fees to General Partner             31,643            32,496
Professional fees                                                      27,854            20,632
Interest expense                                                       21,865             9,633
(Recovery of) provision for doubtful accounts                          (2,000)           10,000
Amortization of initial direct costs                                    1,286             8,909
Impairment losses                                                           -           543,426
Other                                                                  31,618            64,799
                                                           ------------------- -----------------
                                                                      670,571         1,393,482
                                                           ------------------- -----------------
Net income (loss)                                                    $ 14,749        $ (635,616)
                                                           =================== =================

Net income (loss):
   General Partner                                                      $ 147          $ (6,356)
   Limited Partners                                                    14,602          (629,260)
                                                           ------------------- -----------------
                                                                     $ 14,749        $ (635,616)
                                                           =================== =================

Net income (loss) per Limited Partnership Unit                         $ 0.00           $ (0.05)
Weighted average number of Units outstanding                       12,471,600        12,471,600

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 2003
                                   AND FOR THE
                               THREE MONTH PERIOD
                              ENDED MARCH 31, 2004
                                   (Unaudited)


                                                    Limited Partners       General
                                       Units             Amount            Partner             Total

Balance December 31, 2002               12,471,600       $18,662,098           $ 202,907       $18,865,005

Distributions to Limited Partners                -        (3,437,499)                  -        (3,437,499)
Net loss                                         -          (907,339)             (9,165)         (916,504)
                                  ----------------- ----------------- ------------------- -----------------
Balance December 31, 2003               12,471,600        14,317,260             193,742        14,511,002

Distributions to Limited Partners                -        (1,875,000)                  -        (1,875,000)
Net income                                       -            14,602                 147            14,749
                                  ----------------- ----------------- ------------------- -----------------
Balance March 31, 2004                  12,471,600       $12,456,862           $ 193,889       $12,650,751
                                  ================= ================= =================== =================





                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                            STATEMENTS OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2004 AND 2003
                                   (Unaudited)


                                                                                    2004               2003
Operating activities:
Net income (loss)                                                                      $ 14,749        $ (635,616)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
   Impairment losses                                                                          -           543,426
   Depreciation of operating lease assets                                               306,081           387,992
   Amortization of initial direct costs                                                   1,286             8,909
   (Recovery of) provision for doubtful accounts                                         (2,000)           10,000
   Gain on sales of lease assets                                                         (8,825)          (64,135)
   Leveraged lease income                                                                     -            (2,356)
   Changes in operating assets and liabilities:
      Accounts receivable                                                               136,796          (121,256)
      Accounts payable, General Partner                                                (100,165)          (93,908)
      Accounts payable, other                                                           (88,206)          (12,519)
      Accrued interest expense                                                             (591)           (1,036)
      Unearned operating lease income                                                     3,790               448
                                                                             ------------------- -----------------
Net cash provided by operating activities                                               262,915            19,949
                                                                             ------------------- -----------------

Investing activities:
Reduction of net investment in direct financing leases                                  141,018           108,032
Proceeds from sales of lease assets                                                      41,462           150,549
Reduction of net investment in leveraged leases                                               -            46,368
                                                                             ------------------- -----------------
Net cash provided by investing activities                                               182,480           304,949
                                                                             ------------------- -----------------

Financing activities:
Distributions to Limited Partners                                                    (1,875,000)       (1,875,004)
Repayments of non-recourse debt                                                        (118,194)         (174,084)
                                                                             ------------------- -----------------
Net cash used in financing activities                                                (1,993,194)       (2,049,088)
                                                                             ------------------- -----------------

Net decrease in cash and cash equivalents                                            (1,547,799)       (1,724,190)

Cash and cash equivalents at beginning of period                                      2,440,803         3,806,560
                                                                             ------------------- -----------------
Cash and cash equivalents at end of period                                            $ 893,004        $2,082,370
                                                                             =================== =================
Supplemental disclosures of cash flow information:
Cash paid during the period for interest                                               $ 22,456          $ 10,669
                                                                             =================== =================



                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (Unaudited)


1.  Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results for the year ending December 31, 2004.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission.


2.  Organization and partnership matters:

ATEL Cash Distribution Fund V, L.P. (the Partnership) was formed under the laws of the state of California on September 23, 1992, for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The Partnership shall continue until December 31, 2013.

Upon the sale of the minimum amount of Units of Limited Partnership interest (Units) of $1,200,000 and the receipt of the proceeds thereof on March 19, 1993, the Partnership commenced operations.

The Partnership does not make a provision for income taxes since all income and losses will be allocated to the Partners for inclusion in their individual tax returns.

ATEL Financial Services, LLC (AFS), an affiliated entity, acts as the General Partner of the Partnership.

Certain prior year balances have been reclassified to conform to the current period presentation.

The Partnership is in the final stage of its liquidation and is making distributions on an annual basis.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (Unaudited)


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                          Depreciation /
                                                                          Amortization
                                                                             Expense or
                                                            Balance        Amortization of                          Balance
                                                          December 31,    Direct Financing  Reclassifications      March 31,
                                                              2003             Leases         & Dispositions          2004

Net investment in operating leases                          $ 11,027,461        $ (306,081)          $ (49,233)      $10,672,147
Net investment in direct financing lease                         644,651          (141,018)                  -           503,633
Assets held for sale or lease, net of accumulated
   depreciation of $694,260 in 2004 and $719,138
   in 2003                                                       836,940                 -              16,596           853,536
Initial direct costs, net of accumulated amortization
of $217,041 in 2004 and $215,755 in 2003                          10,719            (1,286)                  -             9,433
                                                        ----------------- ----------------- ------------------- -----------------
                                                            $ 12,519,771        $ (448,385)          $ (32,637)      $12,038,749
                                                        ================= ================= =================== =================

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of the review for the three month period ended March 31, 2003, management determined that the value of a fleet of jumbo covered hopper rail cars had declined in value to the extent that the carrying values had become impaired. This decline was the result of decreased long-term demand for these types of assets and a corresponding reduction in the amounts of rental payments that these assets commanded. Management recorded a provision for the declines in value of those assets in the amount of $539,000 for the three months ended March 31, 2003. There were no such impairments in 2004.

The provision of $539,000 recorded for the three months ended March 31, 2003 corrected for an understatement of the provision recorded for the year ended December 31, 2002 related to jumbo covered hopper rail cars. The Partnership does not believe that this amount is material to the period in which it should have been recorded, nor that it is material to the Partnership's operating results for the year ending December 31, 2003 or three months ending March 31, 2003. The effect of the additional provision recorded in the three months ended March 31, 2003 was to increase the loss in the three months ended March 31, 2003 by $0.04 per Unit.

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense and impairment losses on property subject to operating leases and assets held for lease or sale consist of the following for the three month periods ended March 31:

                                              2004              2003
Depreciation of operating lease assets         $ 306,081         $ 387,992
Impairment losses                                      -           543,426
                                        ----------------- -----------------
                                               $ 306,081         $ 931,418
                                        ================= =================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (Unaudited)


3.  Investment in leases (continued):

Property subject to operating leases consists of the following:

                                  Balance                                                 Balance
                                December 31,      Depreciation    Reclassifications      March 31,
                                    2003            Expense         & Dispositions          2004

Transportation                    $ 22,978,415               $ -          $ (174,553)      $22,803,862
Manufacturing                        1,470,000                 -                   -         1,470,000
Construction                         1,578,088                 -                   -         1,578,088
Materials handling                      35,624                 -                   -            35,624
                              ----------------- ----------------- ------------------- -----------------
                                    26,062,127                 -            (174,553)       25,887,574
Less accumulated depreciation      (15,034,666)         (306,081)            125,320       (15,215,427)
                              ----------------- ----------------- ------------------- -----------------
                                  $ 11,027,461        $ (306,081)          $ (49,233)      $10,672,147
                              ================= ================= =================== =================

Direct financing leases:

As of March 31, 2004, investment in direct financing leases consists of mining equipment. The following lists the components of the Partnership's investment in direct financing leases as of March 31, 2004:

Total minimum lease payments receivable                               $ 562,500
Estimated residual values of leased equipment (unguaranteed)                401
                                                             -------------------
Investment in direct financing leases                                   562,901
Less unearned income                                                    (59,268)
                                                             -------------------
Net investment in direct financing leases                             $ 503,633
                                                             ===================

At March 31, 2004, the aggregate amounts of future minimum lease payments are as follows:

                                                             Direct
                                        Operating          Financing
                                          Leases             Leases             Total

 Nine months ending December 31, 2004      $1,272,753           $ 562,500        $1,835,253
        Year ending December 31, 2005       1,357,606                   -         1,357,606
                                 2006       1,103,704                   -         1,103,704
                                 2007         840,382                   -           840,382
                                 2008         840,382                   -           840,382
                           Thereafter       1,190,541                   -         1,190,541
                                     ----------------- ------------------- -----------------
                                           $6,605,368           $ 562,500        $7,167,868
                                     ================= =================== =================

All of the property on leases was acquired in 1993, 1994, 1995, 1996 and 1997.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (Unaudited)


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 5.5% to 7.1%. The notes mature from 2004 through 2006.

Future minimum principal payments of non-recourse debt are as follows:

                                       Principal           Interest            Total

Nine months ending December 31, 2004       $ 169,214            $ 13,169         $ 182,383
       Year ending December 31, 2005         162,167               7,301           169,468
                                2006          14,039                  83            14,122
                                    ----------------- ------------------- -----------------
                                           $ 345,420            $ 20,553         $ 365,973
                                    ================= =================== =================


5.  Related party transactions:

The terms of the Limited Partnership Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Partnership.

The Limited Partnership Agreement allows for the reimbursement of costs incurred by AFS in providing services to the Partnership. Services provided include Partnership accounting, investor relations, legal counsel and lease and equipment documentation. AFS is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services, such as acquisition and management of equipment. Reimbursable costs incurred by AFS are allocated to the Partnership based upon an estimate of actual time incurred by employees working on Partnership business and an allocation of rent and other costs based on utilization studies.

Substantially all employees of AFS record time incurred in performing services on behalf of all of the Partnerships serviced by AFS. AFS believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Partnership or (ii) the amount the Partnership would be required to pay independent parties for comparable services in the same geographic location and are reimbursable in accordance with the Limited Partnership Agreement.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (Unaudited)


5.  Related party transactions (continued):

AFS is entitled to receive incentive management fees (computed as 5% of distributions of cash from operations, as defined in the Limited Partnership Agreement) and equipment management fees (computed as 5% of gross revenues from operating leases, as defined in the Limited Partnership Agreement plus 2% of gross revenues from full payout leases, as defined in the Limited Partnership Agreement).

During the three month periods ended March 31, 2004 and 2003, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement, as follows:

                                                    2004           2003
Costs reimbursed to AFS                             $ 160,140     $ 147,440
Equipment and incentive management fees to AFS         31,643        32,496
                                                -------------- -------------
                                                    $ 191,783     $ 179,936
                                                ============== =============


6.  Line of credit:

The Partnership participates with AFS and certain of its affiliates in a $61,400,000 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. As of December 31, 2003, the Partnership was no longer a qualified borrower under the line of credit as the Partnership's equity had fallen below the $15,000,000 minimum required in order to borrow. The Partnership was still contingently liable for any borrowings under the warehouse facility. During the quarter ended March 31, 2004, the facility was extended for an additional year. At the same time, the total available under the facility was increased. As of March 31, 2004, there were no borrowings under the warehouse facility by any of the Partnership's affiliates. The line of credit expires on June 28, 2005. As of March 31, 2004, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition facility $          -
Amounts borrowed by affiliated partnerships and limited liability
   companies under the acquisition facility                          26,500,000
                                                                  --------------
Total borrowings under the acquisition facility                      26,500,000
Amounts borrowed by AFS and its sister corporation under the
   warehouse facility                                                         -
                                                                  --------------
Total outstanding balance                                          $ 26,500,000
                                                                  ==============

Total available under the line of credit                           $ 61,400,000
Total outstanding balance                                           (26,500,000)
                                                                  --------------
Remaining availability                                             $ 34,900,000
                                                                  ==============

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Partnership and AFS.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (Unaudited)


7.  Partners' Capital:

As  of  March  31,  2004,   12,471,600  Units  ($124,716,000)  were  issued  and
outstanding (including the 50 Units issued to the Initial Limited Partners).

The Partnership's Net Income, Net Losses, and Distributions, as defined, are to be allocated 99% to the Limited Partners and 1% to AFS.

Distributions to the Limited Partners were as follows:

                                                         Three Months
                                                        Ended March 31,
                                                    2004               2003
Distributions                                   $1,875,000         $ 1,875,004
Weighted average number of Units outstanding    12,471,600           12,471,600
Weighted average distributions per Unit             $ 0.15              $ 0.15

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-QSB, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-QSB. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events, other than as required by law.

Capital Resources and Liquidity

During the first quarters of 2004 and 2003, the Partnership's primary activity was engaging in equipment leasing activities. During those same periods in 2004 and 2003, the Partnership's primary source of cash was operating lease rents. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases and proceeds from asset sales exceed expenses, and decreasing as distributions are made to the Limited Partners and to the extent expenses exceed cash flows from leases and proceeds from sales of assets.

As another source of liquidity, the Partnership has contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire, the Partnership will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on AFS's success in re-leasing or selling the equipment as it comes off lease.

The Partnership participates with AFS and certain of its affiliates in a $61,400,000 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. As of December 31, 2003, the Partnership was no longer a qualified borrower under the line of credit as the Partnership's equity had fallen below the $15,000,000 minimum required in order to borrow. The Partnership was still contingently liable for any borrowings under the warehouse facility. During the quarter ended March 31, 2004, the facility was extended for an additional year. At the same time, the total available under the facility was increased. As of March 31, 2004, there were no borrowings under the warehouse facility by any of the Partnership's affiliates. The line of credit expires on June 28, 2005. As of March 31, 2004, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition facility $          -
Amounts borrowed by affiliated partnerships and limited liability
   companies under the acquisition facility                          26,500,000
                                                                  --------------
Total borrowings under the acquisition facility                      26,500,000
Amounts borrowed by AFS and its sister corporation under the
   warehouse facility                                                         -
                                                                  --------------
Total outstanding balance                                          $ 26,500,000
                                                                  ==============

Total available under the line of credit                           $ 61,400,000
Total outstanding balance                                           (26,500,000)
                                                                  --------------
Remaining availability                                             $ 34,900,000
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

Through March 31, 2004, the Partnership had borrowed $58,317,911 on a non-recourse basis with remaining unpaid balances of $345,420. Borrowings are to be generally non-recourse to the Partnership, that is, the only recourse of the lender upon a default by the lessee on the underlying lease will be to the equipment or corresponding lease acquired with the loan proceeds. AFS does not anticipate any future non-recourse borrowings.

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


Cash Flows

In the first quarters of 2004 and 2003, the Partnership's primary operating source of cash was revenues from operating leases. Overall, lease revenues declined as a result of reduced gains recognized on sales of assets as described below. Operating lease revenues increased by $29,866, primarily as a result of reclassifications of lease assets over the last year. The reclassifications occurred as a result of the renewal of leases that had been classified as leveraged leases. The renewals were classified as operating leases. The effects of these reclassifications were partially offset by sales of assets over the same period.

In the first quarter of 2004, the primary source of cash flows from investing activities was direct finance lease rents. In the first quarter of 2003, the Partnership's primary source of cash flows from investing activities was proceeds from sales of lease assets. Proceeds from the sales of lease assets are not expected to be consistent from one period to another. Asset sales are made as leases expire, as purchasers can be found and as the sales can be negotiated and completed.

In the first quarters of 2004 and 2003, the single largest financing use of cash was distributions to Limited Partners. The amount of such distributions was virtually unchanged. The Partnership is in the final stage of its liquidation and is making distributions on an annual basis. The distributions are being paid out each January based on the cash flows generated in the previous year. Distributions are no longer expected to be consistent from one year to another as the cash flows generated in future periods will be dependent on asset sales and other factors which are not expected to be consistent from one period to another. As a result of scheduled debt payments, certain notes have been paid off. This led to an overall reduction in the amounts of cash used to repay debt in the current period compared to the same period in 2003.

Results of operations

First quarter operations resulted in net income of $14,749 in 2004, compared to a net loss of $635,616 in 2003.

Operating lease revenues increased slightly in 2004 compared to 2003. The increase resulted primarily from the reclassification of certain assets which had previously been on leveraged leases as noted above. The effects of the reclassifications of those assets were partially offset by sales of operating lease assets during the last year.

Sales of lease assets decreased in the first quarter of 2004 compared to the same period in 2003. Gains recognized on these sales decreased from $64,135 in 2003 to $8,825 in 2004. Sales of assets are not expected to be consistent from one period to another as such sales do not occur at regular intervals nor are they for consistent amounts.

Depreciation expense has decreased from $387,992 in 2003 to $306,081 in 2004 as a result of sales of operating lease assets over the last year.

During the first quarter of 2003, the Partnership incurred $156,255 for maintenance on rail cars. In 2004, the amount of such maintenance was $43,804. In 2003, approximately $117,000 of the total was incurred in order to place certain rail cars on a new lease. The remaining amounts in 2003 (approximately $39,000) related to ongoing, recurring maintenance of rail cars already on lease. That amount is comparable to the $43,804 incurred in 2004.

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of that review, management determined that the value of a fleet of jumbo covered hopper rail cars had declined in value to the extent that the carrying values had become impaired. This decline is the result of decreased long-term demand for these types of assets and a corresponding reduction in the amounts of rental payments that these assets currently command. Management recorded a provision for the decline in value of those assets in the amount of $539,000 for the quarter ended March 31, 2003. There were no similar charges in 2004.

The provision of $539,000 recorded for the three months ended March 31, 2003 corrected for an understatement of the provision recorded for the year ended December 31, 2002 related to jumbo covered hopper rail cars. The Partnership does not believe that this amount is material to the period in which it should have been recorded, nor that it is material to the Partnership's operating results for the year ending December 31, 2003 or three months ending March 31, 2003. The effect of the additional provision recorded in the three months ended March 31, 2003 was to increase the loss in the three months ended March 31, 2003 by $0.04 per Unit.

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

Item 4.  Controls and procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management (ATEL Financial Services, LLC as General Partner of the registrant, including the chief executive officer and chief financial officer), an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures [as defined in Rules 240.13a-14(c) under the Securities Exchange Act of 1934] was performed as of the date of this report. Based upon this evaluation, the chief executive officer and the chief financial officer concluded that, as of the evaluation date, except as noted below, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing, and timely reporting information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934; and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.

As disclosed in the Form 10-K for the year ended December 31, 2003, the chief executive and chief financial officer of the General Partner of the Partnership had identified certain enhanced controls needed to facilitate a more effective closing of the Partnership's financial statements. During the first quarter of 2004 and since the end of the quarter, the General Partner hired a new controller, added additional accounting staff personnel, and has instituted or revised existing procedures in order to ensure that the Partnership's ability to execute internal controls in accounting and reconciliation in the closing process is adequate in all respects. The General Partner will continue to review its accounting procedures and practices to determine their effectiveness and adequacy and will take such steps as deemed necessary in the opinion of the General Partner's chief executive and chief financial officers to ensure the adequacy of the Partnership's accounting controls and procedures.

The General Partner's chief executive officer and chief financial officer have determined that no weakness in financial and accounting controls and procedures had any material effect on the accuracy and completeness of the Partnership's financial reporting and disclosure included in this report.

Changes in internal controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date nor were there any significant deficiencies or material weaknesses in our internal controls, except as described in the prior paragraphs.

       PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Partnership. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Partnership's financial position or results of operations. No material legal proceedings are currently pending against the Partnership or against any of its assets.

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

       2. Other Exhibits

          31.1 Certification of Paritosh K. Choksi

          31.2 Certification of Dean L. Cash

          32.1 Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash

          32.2 Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

 (b)      Report on Form 8-K

          None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:
May 11, 2004

                       ATEL CASH DISTRIBUTION FUND V, L.P.
                                  (Registrant)



                     By: ATEL Financial Services LLC
                         General Partner of Registrant




  By: /s/ Dean L. Cash
      -----------------
      Dean L. Cash
      President and Chief Executive Officer
      of General Partner




  By: /s/ Paritosh K. Choksi
      ------------------------------------
      Paritosh K. Choksi
      Principal Financial Officer
      of Registrant




  By: /s/ Donald E. Carpenter
      ------------------------------------
      Donald E. Carpenter
      Principal Accounting
      Officer of Registrant