Form 10QSB
period 2004-06-30
ATEL CASH DISTRIBUTION FUND V L P
filed 2004-08-16
CIK 892875

Form 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            |X| Quarterly Report Pursuant to Section 13
                or 15(d) of the Securities Exchange Act
                of 1934. For the quarterly period ended
                June 30, 2004

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

     600 California Street, 6th Floor, San Francisco, California 94108-2733
     ----------------------------------------------------------------------
                    (Address of principal executive offices)

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

State issuer's revenues for its most recent fiscal year: $3,019,440.

The number of Limited Partnership Units outstanding as of June 30, 2004 was 12,471,600.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                       ATEL CASH DISTRIBUTION FUND V, L.P.

  Index


Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Balance Sheet, June 30, 2004.

Income Statements for the six and three month periods ended June 30, 2004 and 2003.

Statements of Changes in Partners' Capital for the year ended December 31, 2003 and for the six month period ended June 30, 2004.

Statements of Cash Flows for the six and three month periods ended June 30, 2004 and 2003.

Notes to the Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

Part II. Other Information

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).


                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                  BALANCE SHEET

                                  JUNE 30, 2004
                                   (Unaudited)


                                     ASSETS


Cash and cash equivalents                                         $ 5,151,200

Accounts receivable, net of allowance for doubtful accounts
   of $108,285                                                        205,636

Investments in leases                                              12,109,118
                                                              ----------------
Total assets                                                      $17,465,954
                                                              ================

                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                                 $ 4,433,751

Accounts payable:
   General Partner                                                     71,818
   Other                                                              355,528
Accrued interest expense                                               11,463
Unearned operating lease income                                        59,835
                                                              ----------------
Total liabilities                                                   4,932,395
Partners' capital:
     General Partner                                                  192,718
     Limited Partners                                              12,340,841
                                                              ----------------
Total partners' capital                                            12,533,559
                                                              ----------------
Total liabilities and partners' capital                           $17,465,954
                                                              ================






                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                            STATEMENTS OF OPERATIONS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                        Six Months                        Three Months
                                                      Ended June 30,                     Ended June 30,
Revenues:                                         2004              2003             2004             2003
                                                  ----              ----             ----             ----
Leasing activities:
   Operating leases                              $ 1,374,884       $ 1,381,010        $ 749,774        $ 785,766
   Direct financing leases                            80,368           166,586           33,887           78,401
   Gain (loss) on sales of assets                      3,736            93,987           (5,089)          29,852
   Leverage leases                                         -             2,356                -                -
Interest income                                        6,497            12,844            2,509            5,901
Other                                                  1,019            10,299              103            9,296
                                            ----------------- ----------------- ---------------- ----------------
                                                   1,466,504         1,667,082          781,184          909,216
Expenses:
Depreciation of operating lease assets               604,616           738,686          298,535          350,693
Cost reimbursements to General Partner               278,773           357,723          118,633          210,283
Remarketing fees                                     250,000                 -          250,000                -
Railcar maintenance                                  134,393           276,029           90,589          119,774
Other management fees                                 85,465            44,725           37,185           32,825
Equipment and incentive management fees
  to General Partner                                  62,912            64,041           31,269           31,545
Professional fees                                     40,958            63,001           13,104           42,369
Interest expense                                      36,671            16,921           14,806            7,288
Amortization of initial direct costs                   2,573            14,570            1,287            5,662
Provision for doubtful accounts                        3,393            40,000            5,393           30,000
Other                                                 69,193           178,915           37,575          114,116
Impairment losses                                          -           543,426                -                -
                                            ----------------- ----------------- ---------------- ----------------
                                                   1,568,947         2,338,037          898,376          944,555
                                            ----------------- ----------------- ---------------- ----------------
Net loss                                          $ (102,443)       $ (670,955)      $ (117,192)       $ (35,339)
                                            ================= ================= ================ ================

Net loss:
   General Partner                                  $ (1,024)         $ (6,710)        $ (1,172)          $ (353)
   Limited Partners                                 (101,419)         (664,245)        (116,020)         (34,986)
                                            ----------------- ----------------- ---------------- ----------------
                                                  $ (102,443)       $ (670,955)      $ (117,192)       $ (35,339)
                                            ================= ================= ================ ================

Net loss per Limited Partnership Unit                 ($0.01)           ($0.05)          ($0.01)          ($0.00)
Weighted average number of Units outstanding      12,471,600        12,471,600       12,471,600       12,471,600


                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 2003
                          AND FOR THE SIX MONTH PERIOD
                               ENDED JUNE 30, 2004
                                   (Unaudited)


                                                    Limited Partners      General
                                       Units             Amount           Partner           Total
Balance December 31, 2002               12,471,600       $18,662,098        $ 202,907      $18,865,005

Distributions to Limited Partners                -        (3,437,499)               -       (3,437,499)
Net loss                                         -          (907,339)          (9,165)        (916,504)
                                  ----------------- ----------------- ---------------- ----------------
Balance December 31, 2003               12,471,600        14,317,260          193,742       14,511,002

Distributions to limited partners                -        (1,875,000)               -       (1,875,000)
Net loss                                         -          (101,419)          (1,024)        (102,443)
                                  ----------------- ----------------- ---------------- ----------------
Balance June 30, 2004                   12,471,600       $12,340,841        $ 192,718      $12,533,559
                                  ================= ================= ================ ================










                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                            STATEMENTS OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                                        Six Months                        Three Months
                                                                      Ended June 30,                     Ended June 30,
                                                                      --------------                     --------------
                                                                  2004              2003             2004             2003
                                                                  ----              ----             ----             ----
Operating activities:
Net loss                                                          $ (102,443)       $ (670,955)      $ (117,192)       $ (35,339)
Adjustment to reconcile net loss to
   cash provided by operating activities:
   (Gain) loss on sales of lease assets                               (3,736)          (93,987)           5,089          (29,852)
   Leveraged lease income                                                  -            (2,356)               -                -
   Depreciation of operating lease assets                            604,616           738,686          298,535          350,693
   Provision for doubtful accounts                                     3,393            40,000            5,393           30,000
   Amortization of initial direct costs                                2,573            14,570            1,287            5,662
   Impairment losses                                                       -           543,426                -                -
   Changes in operating assets and liabilities:
      Accounts receivable                                            169,691          (234,228)          32,895         (112,972)
      Accounts payable, General Partner                             (100,134)          (62,363)              31           31,545
      Accounts payable, other                                        188,902            38,380          277,108           50,899
      Accrued interest expense                                         8,902            (1,243)           9,493             (207)
      Unearned operating lease income                                 36,296            46,460           32,506           46,012
                                                            ----------------- ----------------- ---------------- ----------------
Net cash provided by operating activities                            808,060           356,390          545,145          336,441
                                                            ----------------- ----------------- ---------------- ----------------

Investing activities:
Investments in operating leases                                     (742,281)                -         (742,281)               -
Reduction of net investment in direct
  financing leases                                                   295,031           217,131          154,013          109,099
Proceeds from sales of lease assets                                  254,450           358,877          212,988          208,328
Reduction of net investment in leveraged leases                            -            46,368                -                -
                                                            ----------------- ----------------- ---------------- ----------------
Net cash (used in) provided by investing activities                 (192,800)          622,376         (375,280)         317,427
                                                            ----------------- ----------------- ---------------- ----------------

Financing activities:
Proceeds of non-recourse debt                                      4,180,667                 -        4,180,667                -
Distributions to Limited Partners                                 (1,875,000)       (3,437,499)               -       (1,562,495)
Repayments of non-recourse debt                                     (210,530)         (268,546)         (92,336)         (94,462)
                                                            ----------------- ----------------- ---------------- ----------------
Net cash provided by (used in) financing activities                2,095,137        (3,706,045)       4,088,331       (1,656,957)
                                                            ----------------- ----------------- ---------------- ----------------

Net increase (decrease) in cash and
  cash equivalents                                                 2,710,397        (2,727,279)       4,258,196       (1,003,089)
Cash and cash equivalents at
  beginning of period                                              2,440,803         3,806,560          893,004        2,082,370
                                                            ----------------- ----------------- ---------------- ----------------

Cash and cash equivalents at
  end of period                                                  $ 5,151,200       $ 1,079,281      $ 5,151,200      $ 1,079,281
                                                            ================= ================= ================ ================
Supplemental disclosures of cash flow
   information:
Cash paid during the period for interest                            $ 27,769          $ 16,921          $ 5,313          $ 6,252
                                                            ================= ================= ================ ================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (Unaudited)


1. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the six and three month periods ended June 30, 2004 are not necessarily indicative of the results for the year ending December 31, 2004.

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

                                  JUNE 30, 2004
                                   (Unaudited)


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                              Depreciation /
                                                                              Amortization
                                                                                 Expense or
                                              Balance                          Amortization of     Reclass-          Balance
                                           December 31,                       Direct Financing    ifications        June 30,
                                               2003            Additions           Leases       & Dispositions        2004
                                               ----            ---------           ------       --------------        ----
Net investment in operating leases            $ 11,027,461         $ 742,281        $ (604,616)      $ (184,020)     $10,981,106
Net investment in direct financing
   lease                                           644,651                 -          (295,031)               -          349,620
Assets held for sale or lease, net
   of accumulated depreciation of
   $140,204 in 2004 and $719,138
   in 2003                                         836,940                 -                 -          (66,694)         770,246
Initial direct costs, net of
   accumulated amortization of
   $218,328 in 2004 and $215,755 in
   2003                                             10,719                 -            (2,573)               -            8,146
                                         ------------------ ----------------- ----------------- ---------------- ----------------
                                              $ 12,519,771         $ 742,281        $ (902,220)      $ (250,714)     $12,109,118
                                         ================== ================= ================= ================ ================

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

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense and impairment losses on property subject to operating leases and assets held for lease or sale consist of the following for the three and six month periods ended June 30:

                                                    Six Months                       Three Months
                                                  Ended June 30,                     Ended June 30,
                                                  --------------                     --------------
                                              2004              2003             2004             2003
                                              ----              ----             ----             ----
Depreciation of operating lease assets         $ 604,616         $ 738,686        $ 298,535        $ 350,693
Impairment losses                                      -           543,426                -                -
                                        ----------------- ----------------- ---------------- ----------------
                                               $ 604,616       $ 1,282,112        $ 298,535        $ 350,693
                                        ================= ================= ================ ================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (Unaudited)

3. Investment in leases (continued):

Net investment in operating leases:

Property subject to operating leases consists of the following:

                                              Balance                                              Reclass-          Balance
                                           December 31,                         Depreciation      ifications        June 30,
                                               2003            Additions          Expense       & Dispositions        2004
                                               ----            ---------          -------       --------------        ----
Transportation                                $ 22,978,415         $ 742,281               $ -       $ (522,529)     $23,198,167
Manufacturing                                    1,470,000                 -                 -                         1,470,000
Materials handling                                  35,624                 -                 -              400           36,024
Construction                                     1,578,088                 -                 -       (1,578,088)               -
                                         ------------------ ----------------- ----------------- ---------------- ----------------
                                                26,062,127           742,281                 -       (2,100,217)      24,704,191
Less accumulated depreciation                  (15,034,666)                -          (604,616)       1,916,197      (13,723,085)
                                         ------------------ ----------------- ----------------- ---------------- ----------------
                                              $ 11,027,461         $ 742,281        $ (604,616)      $ (184,020)     $10,981,106
                                         ================== ================= ================= ================ ================

Net investment in direct financing leases:

As of June 30, 2004, net investment in direct financing leases consists of mining equipment. The following lists the components of the Company's net investment in direct financing leases as of June 30, 2004:

Total minimum lease payments receivable                          $ 375,000
Estimated residual values of leased equipment (unguaranteed)             1
                                                                -----------
Investment in direct financing leases                              375,001
Less unearned income                                               (25,381)
                                                                -----------
Net investment in direct financing leases                        $ 349,620
                                                                ===========

At June 30, 2004, the aggregate amounts of future minimum lease payments are as follows:

                                                           Direct
                                        Operating         Financing
                                          Leases           Leases            Total
 Six months ending December 31, 2004        $ 899,019        $ 375,000      $ 1,274,019
       Year ending December 31, 2005        1,691,658                -        1,691,658
                                2006        1,437,541                -        1,437,541
                                2007        1,124,629                -        1,124,629
                                2008        1,108,099                -        1,108,099
                                2009        1,108,099                -        1,108,099
                          Thereafter          483,698                -          483,698
                                     ----------------- ---------------- ----------------
                                          $ 7,852,743        $ 375,000      $ 8,227,743
                                     ================= ================ ================

All of the property on leases was acquired in 1993, 1994, 1995, 1996, 1997 and 2004.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (Unaudited)


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 5.048% to 7.1%.

Future minimum principal payments of non-recourse debt are as follows:

                                       Principal         Interest           Total
Six months ending December 31, 2004        $ 327,042        $ 103,057        $ 430,099
      Year ending December 31, 2005          756,709          193,024          949,733
                               2006          705,716          152,625          858,341
                               2007          727,412          116,807          844,219
                               2008          764,994           79,226          844,220
                               2009          804,517           39,702          844,219
                         Thereafter          347,361            4,396          351,757
                                    ----------------- ---------------- ----------------
                                         $ 4,433,751        $ 688,837      $ 5,122,588
                                    ================= ================ ================


5.  Related party transactions:

The terms of the Limited Partnership Agreement provide that AFS and/or its affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Partnership.

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

                                  JUNE 30, 2004
                                   (Unaudited)


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

During the six months ended June 30, 2004 and 2003, AFS and/or its affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement, as follows:

                                                                        Six Months                        Three Months
                                                                      Ended June 30,                     Ended June 30,
                                                                      --------------                     --------------
                                                                  2004              2003             2004             2003
                                                                  ----              ----             ----             ----
Costs reimbursed to AFS                                            $ 278,773         $ 357,723        $ 118,633        $ 210,283

Equipment and incentive management fees to AFS                        62,912            64,041           31,269           31,545
                                                            ----------------- ----------------- ---------------- ----------------
                                                                   $ 341,685         $ 421,764        $ 149,902        $ 241,828
                                                            ================= ================= ================ ================


6.  Line of credit:

The Partnership participates with AFS and certain of its affiliates in a $61,945,455 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. As of December 31, 2003, the Partnership was no longer a qualified borrower under the line of credit as the Partnership's equity had fallen below the $15,000,000 minimum required in order to borrow. The Partnership was still contingently liable for any borrowings under the warehouse facility. During the quarter ended March 31, 2004, the facility was extended for an additional year. At the same time, the total available under the facility was increased. As of June 30, 2004, there were no borrowings under the warehouse facility by any of the Partnership's affiliates. The line of credit expires on June 28, 2005. As of June 30, 2004, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition
   facility                                                      $            -
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility                18,000,000
                                                                ----------------
Total borrowings under the acquisition facility                      18,000,000
Amounts borrowed by AFS and its sister corporation under the
   warehouse facility                                                         -
                                                                ----------------
Total outstanding balance                                        $   18,000,000
                                                                ================

Total available under the line of credit                         $   61,945,455
Total outstanding balance                                           (18,000,000)
                                                                ----------------
Remaining availability                                           $   43,945,455
                                                                ================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (Unaudited)


6. Line of credit (continued):

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Partnership and AFS.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of June 30, 2004.


7.  Partners' Capital:

As of June 30, 2004, 12,471,600 Units ($124,716,000) were issued and outstanding (including the 50 Units issued to the Initial Limited Partners).

The Partnership's Net Income, Net Losses, and Distributions, as defined, are to be allocated 99% to the Limited Partners and 1% to AFS.

Distributions to the Limited Partners were as follows:

                                                     Six Months                        Three Months
                                                   Ended June 30,                     Ended June 30,
                                                   --------------                     --------------
                                               2004              2003             2004             2003
                                               ----              ----             ----             ----
Distributions                                 $ 1,875,000       $ 3,437,499              $ -      $ 1,562,495
Weighted average number of Units outstanding   12,471,600        12,471,600       12,471,600       12,471,600
Weighted average distributions per Unit            $ 0.15            $ 0.28              $ -           $ 0.13

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

Capital Resources and Liquidity

In 2004, the Partnership's primary source of cash was the proceeds of a new non-recourse note payable. In 2003, the Partnership's primary source of cash was operating lease rents. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases and proceeds from asset sales exceed expenses, and decreasing as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases and proceeds from sales of assets.

As another source of liquidity, the Partnership has contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire, the Partnership will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on AFS's success in re-leasing or selling the equipment as it comes off lease.

The Partnership participates with AFS and certain of its affiliates in a $61,945,455 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. As of December 31, 2003, the Partnership was no longer a qualified borrower under the line of credit as the Partnership's equity had fallen below the $15,000,000 minimum required in order to borrow. The Partnership was still contingently liable for any borrowings under the warehouse facility. During the quarter ended March 31, 2004, the facility was extended for an additional year. At the same time, the total available under the facility was increased. As of June 30, 2004, there were no borrowings under the warehouse facility by any of the Partnership's affiliates. The line of credit expires on June 28, 2005. As of June 30, 2004, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition
   facility                                                      $            -
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility                18,000,000
                                                                ----------------
Total borrowings under the acquisition facility                      18,000,000
Amounts borrowed by AFS and its sister corporation under the
   warehouse facility                                                         -
                                                                ----------------
Total outstanding balance                                        $   18,000,000
                                                                ================

Total available under the line of credit                         $   61,945,455
Total outstanding balance                                           (18,000,000)
                                                                ----------------
Remaining availability                                           $   43,945,455
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

As of June 30, 2004, the Partnership had cumulatively borrowed $62,498,578 on a non-recourse basis with a remaining unpaid balance of $4,433,751. Borrowings are to be generally non-recourse to the Partnership, that is, the only recourse of the lender upon a default by the lessee on the underlying lease will be to the equipment or corresponding lease acquired with the loan proceeds. The General Partner does not anticipate any future non-recourse borrowings.

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

Cash Flows

In 2004 and 2003, the Partnership's primary operating source of cash was operating lease rents. Operating lease revenues decreased by $6,126 for the six month period and by $35,992 for the three month period, primarily as a result of sales of operating lease assets over the last year.

Sources of cash from investing activities in the three and six month periods in 2004 consisted of proceeds from sales of lease assets and direct financing lease payments. In 2003, there was also $46,368 provided by reductions of investments in leveraged leases. Proceeds from the sales of lease assets are not expected to be consistent from one period to another. Asset sales are made as leases expire, as purchasers can be found and as the sales can be negotiated and completed. Cash flows from direct financing leases has increased. The single direct financing lease is nearing its maturity and as a result, a larger portion of the gross lease payment is accounted for as a reduction of the net investment in direct financing leases.

The largest financing uses of cash were distributions to limited partners and repayment of non-recourse debt for the six and three month periods ended June
30. 2004. During the three month period ended June 30, 2004, the Partnership borrowed an additional $4,180,667 on a non-recourse note payable. The Partnership entered into a long-term lease renewal for certain rail car assets in the second quarter. As the Partnership is in its liquidation phase, the Partnership borrowed on a non-recourse basis against the renewal rents in order to be able to distribute the cash to the limited partners in the near term rather than over a period of up to six years. There were no similar borrowings in 2003.

Results of operations

In 2003, operations resulted in a net loss of $670,955 for the six month period and a net loss of $35,399 for the three month period. In 2004, operations resulted in a net loss of $102,443 for the six month period and $117,192 for the three month period. The Partnership's primary source of revenue is from operating leases. Operating lease revenues in 2004 were largely unchanged from the same periods in 2003. Direct financing lease revenues have decreased compared to the prior year. There is a single direct financing lease at June 30, 2004 and as it reaches maturity, a decreasing portion of the gross rents are recognized as income.

Operating lease revenues (and the related depreciation expense) have decreased as a result of sales of lease assets over the last year. This decrease has been partially offset (in the case of lease revenues) by lease renewals. The original cost of assets on operating leases has declined from $26,444,781 at June 30, 2003 to $24,704,191 at June 30, 2004.

During the second quarter of 2004, the Partnership borrowed an additional $4,180,667 on a non-recourse basis. As a result of the new debt, interest expense increased for both the three and six month periods in 2004 compared to the same periods in 2003.

In 2003, there were charges to net income for impairments of operating lease assets in the amount of $543,426. The charges related to covered grain hopper cars on lease to various lessees. The impairment resulted from decreased estimated cash flows expected to be generated by the assets over their remaining lives. There were no similar charges in 2004.

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


       PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Partnership. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Partnership's financial position or results of operations. No material legal proceedings are currently pending against the Partnership or against any of its assets, except as noted below.

Railroad Technology Corporation:

Railroad Technology Corporation ("RTC") was engaged by the Partnership to perform remarketing of certain rail car assets. The dispute involves the amount that is due under the contract and how that amount is to be determined. RTC has filed a claim for $1,131,254. The General Partner believes that the amount owed under the contract is approximately $250,000 and has recorded a liability for that amount in the financial statements of the Partnership as of June 30, 2004.

Item 2. Changes in Securities and Use of Proceeds

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

Date:
August 11, 2004

                       ATEL CASH DISTRIBUTION FUND V, L.P.
                                  (Registrant)



  By:
      ATEL Financial Corporation
      General Partner of Registrant




  By: /s/ Dean L. Cash
      --------------------
      Dean L. Cash
      President and Chief Executive Officer
      of General Partner




  By: /s/ Paritosh K. Choksi
      -----------------------
      Paritosh K. Choksi
      Principal Financial Officer
      of Registrant




  By: /s/ Donald E.  Carpenter
      --------------------------
      Donald E. Carpenter
      Principal Accounting
      Officer of Registrant