Form 10QSB
period 2004-09-30
ATEL CASH DISTRIBUTION FUND V L P
filed 2004-11-15
CIK 892875

Form 10-QSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              |X| Quarterly Report Pursuant to Section 13 or 15(d) of
                  the Securities Exchange Act of 1934.
                  For the quarterly period ended September 30, 2004

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

The number of Limited Partnership Units outstanding as of September 30, 2004 was 12,471,600.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

           ATEL CASH DISTRIBUTION FUND V, L.P.

 Index


Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Balance Sheet, September 30, 2004.

Statements of Operations for the nine and three month periods ended September 30, 2004 and 2003.

Statements of Changes in Partners' Capital for the year ended December 31, 2003 and for the nine month period ended September 30, 2004.

Statements of Cash Flows for the nine and three month periods ended September 30, 2004 and 2003.

Notes to Financial Statements.

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

Item 5. Other Information

Item 6. Exhibits

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).


                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                  BALANCE SHEET

                               SEPTEMBER 30, 2004
                                   (Unaudited)


                                     ASSETS


Cash and cash equivalents                                         $ 3,057,262

Accounts receivable, net of allowance for doubtful
   accounts of $113,285                                               176,248

Investments in leases                                              12,494,206
                                                              ----------------
Total assets                                                      $15,727,716
                                                              ================

                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                                 $ 4,267,540

Accounts payable:
   General Partner                                                     52,119
   Other                                                              382,053
Accrued interest expense                                               18,320
Unearned operating lease income                                           384
                                                              ----------------
Total liabilities                                                   4,720,416
Partners' capital:
     General Partner                                                  193,041
     Limited Partners                                              10,814,259
                                                              ----------------
Total partners' capital                                            11,007,300
                                                              ----------------
Total liabilities and partners' capital                           $15,727,716
                                                              ================






                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                            STATEMENTS OF OPERATIONS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                          Nine Months                       Three Months
                                                      Ended September 30,               Ended September 30,
Revenues:                                            2004             2003             2004             2003
Leasing activities:
   Operating leases                                 $ 2,061,236      $ 2,043,925        $ 686,352        $ 662,915
   Direct financing leases                              100,535          235,244           20,167           68,658
   Gain (loss) on sales of assets                        45,741           46,809           42,005          (47,178)
   Leverage leases                                            -            2,356                -                -
Interest income                                          16,799           17,071           10,302            4,227
Other                                                     1,106           10,413               87              114
                                               ----------------- ---------------- ---------------- ----------------
                                                      2,225,417        2,355,818          758,913          688,736
Expenses:
Depreciation of operating lease assets                  797,481        1,107,322          192,865          368,636
Cost reimbursements to General Partner                  437,782          465,684          159,009          107,961
Remarketing fees                                        250,000                -                -                -
Railcar maintenance                                     216,407          375,862           82,014           99,833
Equipment and incentive management fees
  to General Partner                                    138,327           90,731           75,415           26,690
Other management fees                                   109,842           89,872           24,377           45,146
Interest expense                                         92,365           23,949           55,694            7,028
Professional fees                                        53,606           78,282           12,648           15,281
Provision for (recovery of) doubtful accounts             8,393           19,000            5,000          (21,000)
Amortization of initial direct costs                      3,859           20,232            1,286            5,662
Impairment losses                                             -          543,426                -                -
Other                                                   187,480          239,865          118,287           60,951
                                               ----------------- ---------------- ---------------- ----------------
                                                      2,295,542        3,054,225          726,595          716,188
                                               ----------------- ---------------- ---------------- ----------------
Net (loss) income                                     $ (70,125)      $ (698,407)        $ 32,318        $ (27,452)
                                               ================= ================ ================ ================

Net (loss) income:
   General Partner                                       $ (701)        $ (6,984)           $ 323           $ (274)
   Limited Partners                                     (69,424)        (691,423)          31,995          (27,178)
                                               ----------------- ---------------- ---------------- ----------------
                                                      $ (70,125)      $ (698,407)        $ 32,318        $ (27,452)
                                               ================= ================ ================ ================

Net (loss) income per Limited Partnership Unit           ($0.01)          ($0.06)           $0.00           ($0.00)
Weighted average number of Units outstanding         12,471,600       12,471,600       12,471,600       12,471,600


                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 2003
                          AND FOR THE NINE MONTH PERIOD
                            ENDED SEPTEMBER 30, 2004
                                   (Unaudited)


                                                    Limited Partners      General
                                        Units            Amount           Partner           Total

Balance December 31, 2002                12,471,600      $18,662,098        $ 202,907      $18,865,005

Distributions to Limited Partners                 -       (3,437,499)               -       (3,437,499)
Net loss                                          -         (907,339)          (9,165)        (916,504)
                                   ----------------- ---------------- ---------------- ----------------
Balance December 31, 2003                12,471,600       14,317,260          193,742       14,511,002

Distributions to limited partners                 -       (3,433,577)               -       (3,433,577)
Net loss                                          -          (69,424)            (701)         (70,125)
                                   ----------------- ---------------- ---------------- ----------------
Balance September 30, 2004               12,471,600      $10,814,259        $ 193,041      $11,007,300
                                   ================= ================ ================ ================










                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                            STATEMENTS OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


                                                                      Nine Months                       Three Months
                                                                   Ended September 30,               Ended September 30,
                                                                  2004             2003             2004             2003
Operating activities:
Net (loss) income                                                  $ (70,125)      $ (698,407)        $ 32,318        $ (27,452)
Adjustment to reconcile net (loss) income to
   cash provided by operating activities:
   (Gain) loss on sales of lease assets                              (45,741)         (46,809)         (42,005)          47,178
   Leveraged lease income                                                  -           (2,356)               -                -
   Depreciation of operating lease assets                            797,481        1,107,322          192,865          368,636
   Provision for (recovery of) doubtful accounts                       8,393           19,000            5,000          (21,000)
   Amortization of initial direct costs                                3,859           20,232            1,286            5,662
   Impairment losses                                                       -          543,426                -                -
   Changes in operating assets and liabilities:
      Accounts receivable                                            194,079          (73,847)          24,388          160,381
      Accounts payable, General Partner                             (119,833)         (88,699)         (19,699)         (26,336)
      Accounts payable, other                                        215,427            5,750           26,525          (32,630)
      Accrued interest expense                                        15,759           (1,087)           6,857              156
      Unearned operating lease income                                (23,155)          (3,576)         (59,451)         (50,036)
                                                            ----------------- ---------------- ---------------- ----------------
Net cash provided by operating activities                            976,144          780,949          168,084          424,559
                                                            ----------------- ---------------- ---------------- ----------------

Investing activities:
Investments in operating leases                                   (1,541,216)               -         (798,935)               -
Reduction of net investment in direct
  financing leases                                                   462,364          335,973          167,333          118,842
Proceeds from sales of lease assets                                  348,818          604,338           94,368          245,461
Reduction of net investment in leveraged leases                            -           46,368                -                -
                                                            ----------------- ---------------- ---------------- ----------------
Net cash (used in) provided by investing activities                 (730,034)         986,679         (537,234)         364,303
                                                            ----------------- ---------------- ---------------- ----------------

Financing activities:
Proceeds of non-recourse debt                                      4,180,667          217,596                -          217,596
Distributions to Limited Partners                                 (3,433,577)      (3,437,499)      (1,558,577)               -
Repayments of non-recourse debt                                     (376,741)        (304,041)        (166,211)         (35,495)
                                                            ----------------- ---------------- ---------------- ----------------
Net cash provided by (used in) financing activities                  370,349       (3,523,944)      (1,724,788)         182,101
                                                            ----------------- ---------------- ---------------- ----------------

Net increase (decrease) in cash and
  cash equivalents                                                   616,459       (1,756,316)      (2,093,938)         970,963
Cash and cash equivalents at
  beginning of period                                              2,440,803        3,806,560        5,151,200        1,079,281
                                                            ----------------- ---------------- ---------------- ----------------

Cash and cash equivalents at
  end of period                                                  $ 3,057,262      $ 2,050,244      $ 3,057,262      $ 2,050,244
                                                            ================= ================ ================ ================
Supplemental disclosures of cash flow
   information:
Cash paid during the period for interest                            $ 76,606         $ 25,036         $ 48,837          $ 8,115
                                                            ================= ================ ================ ================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                   (Unaudited)


                 1. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the nine and three month periods ended September 30, 2004 are not necessarily indicative of the results for the year ending December 31, 2004.

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

                               SEPTEMBER 30, 2004
                                   (Unaudited)

3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                              Depreciation /
                                                                              Amortization
                                                                                Expense or
                                             Balance                          Amortization of     Reclass-          Balance
                                           December 31,                       Direct Financing   ifications      September 30,
                                               2003            Additions          Leases        & Dispositions       2004

Net investment in operating leases            $ 11,027,461       $ 1,541,216       $ (797,481)      $ (264,552)     $11,506,644
Net investment in direct financing
   lease                                           644,651                 -         (462,364)               -          182,287
Assets held for sale or lease, net
   of accumulated depreciation of
   $147,851 in 2004 and $719,138
   in 2003                                         836,940                 -                -          (38,525)         798,415
Initial direct costs, net of
   accumulated amortization of
   $219,614 in 2004 and $215,755 in
   2003                                             10,719                 -           (3,859)               -            6,860
                                        ------------------- ----------------- ---------------- ---------------- ----------------
                                              $ 12,519,771       $ 1,541,216      $(1,263,704)      $ (303,077)     $12,494,206
                                        =================== ================= ================ ================ ================

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of the review for the three month period ended March 31, 2003, management determined that the value of a fleet of jumbo covered hopper rail cars had declined in value to the extent that the carrying values had become impaired. This decline was the result of decreased long-term demand for these types of assets and a corresponding reduction in the amounts of rental payments that these assets commanded. Management recorded a provision for the declines in value of those assets in the amount of $539,000 for the three months ended March 31, 2003. There have been no such impairments recognized to date in 2004.

The provision of $539,000 recorded for the three months ended March 31, 2003 corrected for an understatement of the provision recorded for the year ended December 31, 2002 related to jumbo covered hopper rail cars. The Partnership does not believe that this amount is material to the period in which it should have been recorded, nor that it is material to the Partnership's operating results for the nine months ended September 30, 2003 or year ended December 31, 2003. The effect of the additional provision recorded in the three months ended March 31, 2003 was to increase the loss in the nine months ended September 30, 2003 and year ended December 31, 2003 by $0.04 per Unit.

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense and impairment losses on property subject to operating leases and assets held for lease or sale consist of the following for the three and nine month periods ended September 30:

                                                Nine Months                       Three Months
                                             Ended September 30,               Ended September 30,
                                            2004             2003             2004             2003
Depreciation of operating lease assets       $ 797,481      $ 1,107,322        $ 192,865        $ 368,636
Impairment losses                                    -          543,426                -                -
                                      ----------------- ---------------- ---------------- ----------------
                                             $ 797,481      $ 1,650,748        $ 192,865        $ 368,636
                                      ================= ================ ================ ================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                   (Unaudited)

3.  Investment in leases (continued):

Net investment in operating leases:

Property subject to operating leases consists of the following:

                                  Balance                                              Reclass-          Balance
                                December 31,                        Depreciation      ifications      September 30,
                                    2003            Additions          Expense       & Dispositions       2004

Transportation                     $ 22,978,415       $ 1,541,216              $ -       $ (812,657)     $23,706,974
Manufacturing                         1,470,000                 -                -                         1,470,000
Materials handling                       35,624                 -                -              400           36,024
Construction                          1,578,088                 -                -       (1,578,088)               -
                             ------------------- ----------------- ---------------- ---------------- ----------------
                                     26,062,127         1,541,216                -       (2,390,345)      25,212,998
Less accumulated depreciation       (15,034,666)                -         (797,481)       2,125,793      (13,706,354)
                             ------------------- ----------------- ---------------- ---------------- ----------------
                                   $ 11,027,461       $ 1,541,216       $ (797,481)      $ (264,552)     $11,506,644
                             =================== ================= ================ ================ ================

Net investment in direct financing leases:

As of September 30, 2004, net investment in direct financing leases consists of mining equipment. The following lists the components of the Company's net investment in direct financing leases as of September 30, 2004:

Total minimum lease payments receivable                              $ 187,500
Estimated residual values of leased equipment (unguaranteed)                 1
                                                               ----------------
Investment in direct financing leases                                  187,501
Less unearned income                                                    (5,214)
                                                               ----------------
Net investment in direct financing leases                            $ 182,287
                                                               ================

At September 30, 2004, the aggregate amounts of future minimum lease payments are as follows:

                                                           Direct
                                         Operating        Financing
                                          Leases           Leases            Total
Three months ending December 31, 2004       $ 420,850        $ 187,500        $ 608,350
        Year ending December 31, 2005       1,691,658                -        1,691,658
                                 2006       1,437,541                -        1,437,541
                                 2007       1,124,629                -        1,124,629
                                 2008       1,108,099                -        1,108,099
                                 2009       1,108,099                -        1,108,099
                                 2010         483,698                -          483,698
                                      ---------------- ---------------- ----------------
                                          $ 7,374,574        $ 187,500      $ 7,562,074
                                      ================ ================ ================

All of the property on leases was acquired in 1993, 1994, 1995, 1996, 1997 and 2004.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                   (Unaudited)


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 5.048% to 7.1%.

Future minimum principal payments of non-recourse debt are as follows:

                                          Principal        Interest           Total
 Three months ending December 31, 2004       $ 160,831         $ 54,219        $ 215,050
         Year ending December 31, 2005         756,709          193,024          949,733
                                  2006         705,716          152,625          858,341
                                  2007         727,412          116,807          844,219
                                  2008         764,994           79,226          844,220
                                  2009         804,517           39,702          844,219
                            Thereafter         347,361            4,396          351,757
                                       ---------------- ---------------- ----------------
                                           $ 4,267,540        $ 639,999      $ 4,907,539
                                       ================ ================ ================


5.  Related party transactions:

The terms of the Limited Partnership Agreement provide that AFS and/or its affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Partnership.

The Limited Partnership Agreement allows for the reimbursement of costs incurred by AFS in providing services to the Partnership. Services provided include Partnership accounting, investor relations, legal counsel and lease and equipment documentation. AFS is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services. Reimbursable costs incurred by AFS are allocated to the Partnership based upon an estimate of actual time incurred by employees working on Partnership business and an allocation of rent and other costs based on utilization studies.

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

                               SEPTEMBER 30, 2004
                                   (Unaudited)


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

During the nine months ended September 30, 2004 and 2003, AFS and/or its affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement, as follows:

                                                         Nine Months                       Three Months
                                                     Ended September 30,               Ended September 30,
                                                    2004             2003             2004             2003
Costs reimbursed to AFS                              $ 437,782        $ 465,684        $ 159,009        $ 107,961
Equipment and incentive management fees to AFS         138,327           90,731           75,415           26,690
Reimbursements of other payments made by
   AFS on behalf of the Company                        184,654          347,970           96,720           64,035
                                              ----------------- ---------------- ---------------- ----------------
                                                     $ 760,763        $ 904,385        $ 331,144        $ 198,686
                                              ================= ================ ================ ================


6.  Partners' Capital:

As of  September  30,  2004,  12,471,600  Units  ($124,716,000)  were issued and outstanding (including the 50 Units issued to the Initial Limited Partners).

The Partnership's Net Income, Net Losses, and Distributions, as defined, are to be allocated 99% to the Limited Partners and 1% to AFS.

Distributions to the Limited Partners were as follows:

                                                    Nine Months                       Three Months
                                                Ended September 30,               Ended September 30,
                                               2004             2003             2004             2003
Distributions                                 $ 3,433,577      $ 3,437,499      $ 1,558,577              $ -
Weighted average number of Units outstanding   12,471,600       12,471,600       12,471,600       12,471,600
Weighted average distributions per Unit            $ 0.28           $ 0.28           $ 0.12              $ -

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

As of September 30, 2004, the Partnership had cumulatively borrowed $62,498,578 on a non-recourse basis with a remaining unpaid balance of $4,267,540. Borrowings are to be generally non-recourse to the Partnership, that is, the only recourse of the lender upon a default by the lessee on the underlying lease will be to the equipment or corresponding lease acquired with the loan proceeds. The General Partner does not anticipate any future non-recourse borrowings.

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

Cash Flows

In 2004 and 2003, the Partnership's primary operating source of cash was operating lease rents. Operating lease revenues increased by $17,311 for the nine month period and by $23,436 for the three month period ending September 30, primarily as a result of investment in operating lease assets over the last three quarters of 2004.

Sources of cash from investing activities in the three and nine month periods ended September 30, 2004 consisted of proceeds from sales of lease assets and direct financing lease payments. In 2003, there was also $46,368 provided by reductions of investments in leveraged leases. Proceeds from the sales of lease assets are not expected to be consistent from one period to another. Asset sales are made as leases expire, as purchasers can be found and as the sales can be negotiated and completed. Cash flows from direct financing leases increased $126,391 and $48,491 for the nine and three month periods ended September 30 over the comparable periods for 2003. The single direct financing lease is nearing its maturity and as a result, a larger portion of the gross lease payment is accounted for as a reduction of the net investment in direct financing leases.

The financing uses of cash consisted of distributions to limited partners and repayment of non-recourse debt for the nine and three month periods ended September 30. 2004. During the nine month period ended September 30, 2004, the Partnership borrowed an additional $4,180,667 on a non-recourse note payable. The Partnership entered into a long-term lease renewal for certain rail car assets in the second quarter. As the Partnership is in its liquidation phase, the Partnership borrowed on a non-recourse basis against the renewal rents in order to be able to distribute the cash to the limited partners in the near term rather than over a period of up to six years. There were no similar borrowings in 2003.

Results of operations

In 2003, operations resulted in a net loss of $698,407 for the nine month period and a net loss of $27,452 for the three month period. In 2004, operations resulted in a net loss of $70,125 for the nine month period and net income of $32,318 for the three month period. The Partnership's primary source of revenue is from operating leases. Operating lease revenues in 2004 were largely unchanged from the same periods in 2003. Direct financing lease revenues for nine and three month periods ending September 30, 2004 decreased $134,709 and $48,490, respectively, compared to the same periods of the prior year. There is a single direct financing lease at September 30, 2004 and as it reaches maturity, a decreasing portion of the gross rents are recognized as income.

Operating lease revenues did not change significantly for either the nine or three month periods.

During the second quarter of 2004, the Partnership borrowed an additional $4,180,667 on a non-recourse basis. As a result of the new debt, interest expense increased $48,666 and $68,416 for the three and nine month periods ended September 30, 2004 as compared with the same periods in 2003.

In 2003, there were charges to net income for impairments of operating lease assets in the amount of $543,426. The charges related to covered grain hopper cars on lease to various lessees. The impairment resulted from decreased estimated cash flows expected to be generated by the assets over their remaining lives. There have been no similar charges recognized in 2004.

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

Railroad Technology Corporation:

Railroad Technology Corporation ("RTC") was engaged by the Partnership to perform remarketing of certain rail car assets. The dispute involves the amount that is due under the contract and how that amount is to be determined. RTC has filed a claim for $1,131,254. The General Partner believes that the amount owed under the contract is approximately $250,000 and has recorded a liability for that amount in the financial statements of the Partnership as of September 30, 2004.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     Inapplicable.

Item 3. Defaults Upon Senior Securities.

     Inapplicable.

Item 4. Submission Of Matters To A Vote Of Security Holders.

     Inapplicable.

Item 5. Other Information.

     Inapplicable.

Item 6. Exhibits.

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

Date:
November 11, 2004

                    ATEL CASH DISTRIBUTION FUND V, L.P.
                               (Registrant)



 ATEL Financial Services, LLC
 By:
 General Partner of Registrant




  By: /s/ Dean L. Cash
      -----------------
      Dean L. Cash
      President and Chief Executive Officer
      of General Partner




  By: /s/ Paritosh K. Choksi
      ------------------------
      Paritosh K. Choksi
      Principal Financial Officer
      of Registrant




  By: /s/ Donald E.  Carpenter
      ------------------------
      Donald E. Carpenter
      Principal Accounting
      Officer of Registrant