Form 10KSB
period 2004-12-31
ATEL CASH DISTRIBUTION FUND V L P
filed 2005-03-30
CIK 892875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB
                   |X| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) For the Year Ended December 31, 2004

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|


State the aggregate market value of voting stock held by non-affiliates of the registrant. Inapplicable

State the issuer's revenues for the most recent fiscal year: $3,364,344.

The number of Limited Partnership Units outstanding as of December 31, 2004 was 12,471,600.

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

The Partnership conducted a public offering of 12,500,000 units of Limited Partnership interest (Units) at a price of $10 per Unit. As of November 15, 1994, the Partnership had received and accepted subscriptions for 12,500,000 ($125,000,000) Limited Partnership Units in addition to the Initial Limited Partners' Units and the offering was terminated. Of those Units, 12,471,600 were issued and outstanding as of December 31, 2004.

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

As set forth below, during 2004 and 2003, certain lessees generated significant portions of the Partnership's total lease revenues as follows:

                                              Percentage of Total Lease Revenues
Lessee                   Type of Equipment        2004            2003
Union Pacific Railroad   Railroad Auto Racks       28%            13%
Florida Canyon Mining    Mining                     *             22%

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

Equipment Leasing Activities

The Partnership has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 2004 and the industries to which the assets have been leased.

                                                  Purchase Price Excluding     Percentage of Total
Asset Types                                          Acquisition Fees              Acquisitions
Transportation, over-the-road tractors and trailers    $34,546,518                       18.47%
Furniture, fixtures and office equipment                24,145,180                       12.91%
Transportation, other                                   18,454,853                        9.87%
Mining equipment                                        15,986,308                        8.55%
Transportation, intermodal containers                   15,484,688                        8.28%
Construction                                            15,335,327                        8.20%
Materials handling                                      14,469,358                        7.74%
Railroad locomotives                                    12,350,000                        6.60%
Earth moving                                            11,943,745                        6.39%
Transportation, rail cars                                7,180,000                        3.84%
Printing                                                 4,707,508                        2.52%
Other *                                                 12,391,672                        6.63%
                                                    ---------------               --------------
                                                      $186,995,157                      100.00%
                                                    ===============               ==============

* Individual amounts included in "Other" represent less than 2.5% of the total.

                                                  Purchase Price Excluding     Percentage of Total
Industry of Lessee                                   Acquisition Fees             Acquisitions
Transportation, rail                                   $45,670,556                       24.42%
Mining                                                  29,823,055                       15.95%
Oil & gas                                               21,301,523                       11.39%
Retail, foods                                           11,215,586                        6.00%
Food processing                                          9,828,623                        5.26%
Construction                                             9,410,789                        5.03%
Chemicals                                                9,075,487                        4.85%
Retail, restaurant                                       8,528,067                        4.56%
Transportation, other                                    8,311,346                        4.44%
Primary metals                                           7,526,037                        4.02%
Manufacturing, other                                     6,815,862                        3.64%
Manufacturing, auto/truck                                6,690,185                        3.58%
Printing                                                 4,707,508                        2.52%
Other *                                                  8,090,533                        4.34%
                                                    ---------------               --------------
                                                      $186,995,157                      100.00%
                                                    ===============               ==============

* Individual amounts included in "Other" represent less than 2.5% of the total.

Through December 31, 2004, the Partnership has disposed of certain leased assets as set forth below:

                                                       Original
                                                     Equipment Cost,                Excess of
                                                      Excluding                    Rents Over
Asset Types                                         Acquisition Fees Sales Price   Expenses *

Transportation                                         $65,974,661    $33,831,027   $54,473,053
Furniture, fixtures and office equipment                22,209,670      8,314,618    18,925,245
Mining equipment                                        20,717,330      7,796,573    16,430,409
Materials handling                                      13,108,989      2,570,725    13,977,788
Office automation                                        4,593,822        970,163     4,813,683
Other                                                   21,030,193      6,988,204    23,422,962
                                                    --------------- -------------- -------------
                                                      $147,634,665    $60,471,310  $132,043,140
                                                    =============== ============== =============

* Includes only those expenses directly related to the production of the related rents.

For further information regarding the Partnership's equipment lease portfolio as of December 31, 2004, see Note 3 to the financial statements, Investments in equipment and leases, as set forth in Part II, Item 7, Financial Statements and Supplementary Data.

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

Railroad Technology Corporation:

Railroad Technology Corporation ("RTC") was engaged by the Partnership to perform remarketing of certain rail car assets. The dispute involves the amount that is due under the contract and how that amount is to be determined. RTC has filed a claim for $1,131,254. The General Partner believes, as a result of a cross-complaint for breach of fiduciary duty, that the amount owed under the contract is approximately $0 to $250,000 and recorded a liability in the financial statements of the Partnership as of December 31, 2004.




Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

Item 5.  MARKET FOR REGISTRANT'S LIMITED PARTNERSHIP UNITS AND
              RELATED MATTERS

Market Information

There are certain material conditions and restrictions on the transfer of Units imposed by the terms of the Limited Partnership Agreement. Consequently, there is no public market for Units and it is not anticipated that a public market for Units will develop. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Holders

As of December 31, 2004, a total of 7,035 investors were holders of record of Units in the Partnership.

ERISA Valuation

In order to permit ERISA fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Partnership's assets as of September 30, 2004. AFS calculated the estimated liquidation proceeds that would be realized by the Partnership, assuming an orderly disposition of all of the Partnership's assets as of January 1, 2005. The estimates were based on the amount of remaining lease payments on existing Partnership leases, and the estimated residual values of the equipment held by the Partnership upon the termination of those leases. This valuation was based solely on AFS's perception of market conditions and the types and amounts of the Partnership's assets. No independent valuation was sought.

After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Partnership assets that would be distributed to Unit holders on liquidation of the Partnership, and divided the total so distributable by the number of outstanding Units. As of September 30, 2004, the value of the Partnership's assets, calculated on this basis, was approximately $1.11 per Unit. The foregoing valuation was performed solely for the ERISA purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unit holder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Partnership may actually receive if and when it seeks to liquidate its assets, or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Partnership.

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

Two distributions were made from cash generated from 2004 operations. The first distribution was made in July 2004. The rate was $0.13 per Unit. The second distribution was made in January 2005 and the rate was $0.20 per Unit.

Two distributions were made from cash generated from 2003 operations. The first distribution was made in May 2003. The rate was $0.13 per Unit. The second distribution was made in January 2004 and the rate was $0.15 per Unit.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-KSB, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially form those projected. In particular, economic recession and changes in general economic conditions, including, fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Partnership's performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Fund's performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-KSB. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-KSB or to reflect the occurrence of unanticipated events, other than as required by law.

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

The Partnership participated with AFS and certain of its affiliates in a revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. As of December 31, 2003, the Partnership was no longer a qualified borrower under the line of credit as the Partnership's equity had fallen below the $15,000,000 minimum required in order to borrow. As of July 15, 2004, the Partnership is no longer a participant in the line of credit facility.

As of December 31, 2004 and 2003, cash balances consisted of working capital and amounts reserved for distributions in January 2005 and 2004, generated from operations in 2004 and 2003, respectively.

The Partnership currently has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. AFS envisions no such requirements for operating purposes.

Through the term of the Partnership, the Partnership had borrowed $62,498,578 of non-recourse debt. As of December 31, 2004, the remaining unpaid balance was $4,106,709. The Partnership's long-term borrowings are non-recourse to the Partnership, that is, the only recourse of the lender is to the equipment or corresponding lease acquired with the loan proceeds.

See Note 4 to the financial statements, Non-recourse debt, as set forth in Part II, Item 7, Financial Statements and Supplementary Data, for additional information regarding non-recourse debt.

The Partnership commenced regular distributions, based on cash flows from operations, beginning with the second quarter of 1993. See Item 5 for additional information regarding the distributions.

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

Cash Flows

In 2004 and 2003, operating lease rents were the Partnership's primary source of cash flows from operating activities. Cash flows from operations increased from $988,239 in 2003 to $1,450,650 in 2004, an increase of $462,411. This increase was mainly due to two factors; (i) operating lease revenues improved from $2,563,288 in 2003 to $2,741,453 in 2004, an increase of $178,165 and (ii) gain on sale of assets increased from $127,423 in 2003 to $457,269 in 2004.

Sources of cash from investing activities consisted of improvements on equipment on operating leases, rents from direct financing leases and proceeds from sales of lease assets. Financing lease rents increased from $465,430 in 2003 to $644,651 in 2004, a increase of $179,221. Proceeds from the sales of lease assets are not expected to be consistent from one period to another as the sales of lease assets are subject to various factors such as the timing of lease terminations, the timing of market demand and the condition and uniqueness of the assets subject to sale. Proceeds from sales of lease assets improved from $821,919 in 2003 to $1,203,720 in 2004, an increase of $381,801. The assets that were sold in 2004 had an original costs of approximately $6,122,000. The assets sold in 2003 had an original cost of approximately $4,965,000. In 2003, assets sold consist primarily of containers. In 2004, assets sold consisted largely of rail transportation, construction equipment and containers. In 2004, the Partnership spent $2,527,416 on improvements of equipment on operating leases. This was absent in 2003.

Cash flows used in financing activities consisted of the repayment of non-recourse debt and the distributions to the limited partners. Repayments of non-recourse debt increased from $421,442 in 2003 to $537,572 in 2004. Distributions to limited partners dipped slightly from $3,437,499 in 2003 to $3,433,577 in 2004. Cash provided by financing activities consisted of a non-recourse debt of $4,180,667 assumed for the acquisition of auto racks on operating leases due to the renewal of a particular lease. This compares to the non-recourse note payable of $217,596 assumed in 2003.

Results of Operations

As of December 31, 2004, significant amounts of the Partnership's assets were leased to lessees in certain industries as follows.

Rail transportation                  67%
Mining                               22%

Cost reimbursements to General Partner are based on costs incurred by AFS in performing administrative services for the Partnership that are allocated to each Partnership that AFS manages based on certain criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred. AFS believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Partnership or (ii) the amount the Partnership would be required to pay independent parties for comparable administrative services in the same geographic location.

Operations in 2004 resulted in a net income of $353,616 compared to net loss of $916,504 in 2003. Operating lease revenues have edged up by $178,165 from 2003 to 2004. Direct financing lease revenues have decreased by $187,537 from 2003 to 2004. The Partnership is the liquidation phase of its life cycle. As leases mature, the assets are returned to inventory and are subsequently sold. This reduces the amounts of equipment actually on lease and producing revenue. Decreasing operating lease revenues is the trend expected in future periods.

Proceeds from the sales of lease assets are not expected to be consistent from one period to another as the sales of lease assets is subject to various factors such as the timing of lease terminations, the timing of market demand and the condition and uniqueness of the assets subject to sale. As a result, gains and losses recognized on the sales of lease assets are not expected to be consistent from one year to another, however, such gains increased by $329,846 from 2003 to 2004.

Interest expense has increased as a result of the assumption of the new non-recourse debt in 2004. Interest expense amounted to $145,841 and $32,249 in 2004 and 2003, respectively.

Equipment management fees are based on the revenues of the Partnership. As those revenues have increased slightly in 2004, the equipment and incentive management fees increased from $195,683 in 2003 to $203,007 in 2004.

In 2004, upon review of the carrying values of its assets on leases and assets held for lease or sale, management determined that there was no impairment in value of these assets. Also upon review of the outstanding receivables in 2004, the provision for doubtful accounts declined from $102,000 in 2003 to $11,288 in 2004.

Recent Accounting Pronouncements

On October 13, 2004, the FASB concluded that SFAS No. 123R, Share-Based Payment ("SFAS 123R"), which requires all companies to measure compensation cost for all share-based payments (including stock options and employee stock purchase plans) at fair value, will be effective for public companies for interim or annual periods beginning after June 15, 2005. Nonpublic companies will be required to adopt the new statement at the beginning of the first annual period beginning after December 15, 2005. The Partnership does not expect the adoption of SFAS 123R to have a material impact on its financial statements.

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

In December 2003, the FASB issued FIN No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:

(i) Special purpose entities ("SPEs") created prior to February 1, 2003. The Partnership must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.

(ii) Non-SPEs created prior to February 1, 2003. The Partnership is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

(iii) All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003.

The Partnership adopted FIN 46-R as of March 31, 2004. The adoption of FIN 46-R did not have a material impact on the Partnership's financial position, results of operations, or liquidity.

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

Asset Valuation:

Recorded values of the Partnership's asset portfolio are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards
(SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than its net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset's expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the asset and its carrying value on the measurement date.

The Partnership adopted SFAS 144 as of January 1, 2002. The adoption of the Statement did not have a significant impact on the Partnership's financial position and results of operations.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 9 through 24.

   REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Partners
ATEL Cash Distribution Fund V, L.P.

We have audited the accompanying balance sheet of ATEL Cash Distribution Fund V, L.P. (Partnership) as of December 31, 2004, and the related statements of operations, changes in partners' capital, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Cash Distribution Fund V, L.P. at December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

                                                           /s/ ERNST & YOUNG LLP

San Francisco, California
March 9, 2005

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                  BALANCE SHEET

                                DECEMBER 31, 2004


                                     ASSETS


Cash and cash equivalents                                           $ 3,421,926

Accounts receivable, net of allowance for doubtful accounts of
   $113,285                                                             298,647

Investments in equipment and leases                                  12,555,495
                                                                   -------------
Total assets                                                       $ 16,276,068
                                                                   =============


                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                                   $ 4,106,709

Accounts payable and accruals:
     General Partner                                                     93,997
     Other                                                              625,855

Accrued interest payable                                                 17,577

Unearned lease income                                                       889
                                                                   -------------
Total liabilities                                                     4,845,027

Partners' capital:
     General Partner                                                    197,278
     Limited Partners                                                11,233,763
                                                                   -------------
Total Partners' capital                                              11,431,041
                                                                   -------------
Total liabilities and Partners' capital                            $ 16,276,068
                                                                   =============

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                               2004            2003
Revenues:
Leasing activities:
   Operating leases                                          $ 2,741,453     $ 2,563,288
   Direct financing leases                                       105,750         293,287
   Leveraged leases                                                    -           2,356
   Gain on sales of assets                                       457,269         127,423
Interest income                                                   28,692          22,516
Other                                                             31,180          10,570
                                                           -------------- ---------------
                                                               3,364,344       3,019,440

Expenses:
Depreciation of operating lease assets                         1,095,445       1,405,433
Cost reimbursements to General Partner                           566,657         609,519
Impairment losses                                                      -         543,426
Railcar maintenance                                              276,630         497,751
Equipment and incentive management fees to General Partner       203,007         195,683
Interest expense                                                 145,841          32,249
Other management fees                                            130,142         106,639
Professional fees                                                 91,791         100,656
Provision for doubtful accounts                                   11,288         102,000
Amortization of initial direct costs                               5,145          21,518
Other                                                            484,782         321,070
                                                           -------------- ---------------
                                                               3,010,728       3,935,944
                                                           -------------- ---------------
Net income (loss)                                              $ 353,616      $ (916,504)
                                                           ============== ===============

Net income (loss):
     General Partner                                             $ 3,536        $ (9,165)
     Limited Partners                                            350,080        (907,339)
                                                           -------------- ---------------
                                                               $ 353,616      $ (916,504)
                                                           ============== ===============

Net income (loss) per Limited Partnership unit                    $ 0.03         $ (0.07)

Weighted average number of units outstanding                  12,471,600      12,471,600

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                     YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                   Limited Partners  General
                                                        Units          Amount        Partner         Total

Balance December 31, 2002                               12,471,600     18,662,098       202,907      18,865,005

Distributions to Limited Partners ($0.28 per Unit)                     (3,437,499)            -      (3,437,499)
Net loss                                                                 (907,339)       (9,165)       (916,504)
                                                    --------------- ---------------------------- ---------------
Balance December 31, 2003                               12,471,600     14,317,260       193,742      14,511,002

Distributions to Limited Partners ($0.28 per Unit)                     (3,433,577)            -      (3,433,577)
Net income                                                                350,080         3,536         353,616
                                                    --------------- ---------------------------- ---------------
Balance December 31, 2004                               12,471,600    $11,233,763     $ 197,278    $ 11,431,041
                                                    =============== ============================ ===============



                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                               2004            2003
Operating activities:
Net income (loss)                                              $ 353,616      $ (916,504)
Adjustment to reconcile net income to net cash provided by
   operating activities:
     Depreciation of operating lease assets                    1,095,445       1,405,433
     Amortization of initial direct costs                          5,145          21,518
     Leveraged lease income                                            -          (2,356)
     Gain on sales of assets                                    (457,269)       (127,423)
     Impairment losses                                                 -         543,426
     Provision for doubtful accounts                              11,288         102,000
     Changes in operating assets and liabilities:
         Accounts receivable                                      68,785         (59,983)
         Accounts payable, General Partner                       (77,955)         56,562
         Accounts payable, other                                 459,229         (29,251)
         Accrued interest payable                                 15,016          (1,042)
         Unearned lease income                                   (22,650)         (4,141)
                                                           -------------- ---------------
Net cash provided by operating activities                      1,450,650         988,239

Investing activities:
Improvements of equipment on operating leases                 (2,527,416)              -
Proceeds from sales of assets                                  1,203,720         821,919
Reduction of net investment in direct financing leases           644,651         465,430
                                                           -------------- ---------------
Net cash provided by (used in) investing activities             (679,045)      1,287,349

Financing activities:
Distributions to Limited Partners                             (3,433,577)     (3,437,499)
Repayments of non-recourse debt                                 (537,572)       (421,442)
Proceeds of non-recourse debt                                  4,180,667         217,596
                                                           -------------- ---------------
Net cash provided by (used in) financing activities              209,518      (3,641,345)
                                                           -------------- ---------------

Net (decrease) increase in cash and cash equivalents             981,123      (1,365,757)
Cash and cash equivalents at beginning of year                 2,440,803       3,806,560
                                                           -------------- ---------------
Cash and cash equivalents at end of year                     $ 3,421,926     $ 2,440,803
                                                           ============== ===============

Supplemental disclosures of cash flow information:
Cash paid during the year for interest                         $ 130,825        $ 33,291
                                                           ============== ===============



                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


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

The Partnership's business consists of leasing various types of equipment. As of December 31, 2004, the original terms of the leases ranged from one to ten years. The Reinvestment Period ended December 31, 2000 and the Partnership is now in the final stages of its liquidation phase.

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

Equipment on operating leases:

Equipment on operating leases is stated at cost. Depreciation is being provided by use of the straight-line method over the terms of the related leases to the equipment's estimated residual values at the end of the leases. Revenues from operating leases are recognized on a straight line basis over the lives of the related leases.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


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

The tax basis of the Partnership's net assets and liabilities varies from the amounts presented in these financial statements at December 31, 2004:


         Financial statement basis of net assets                $ 11,431,041
         Tax basis of net assets (unaudited)                      16,251,314
                                                              ---------------
         Difference                                              $ 4,820,273
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

                                DECEMBER 31, 2004


2. Summary of significant accounting policies (continued):

The following reconciles the net income (loss) reported in these financial statements to the income (loss) reported on the Partnership's federal tax return (unaudited) for each of the years ended December 31:

                                                   2004            2003
Net (loss) income per financial statements         $ 353,616      $ (916,504)
Adjustment to depreciation expense                   512,717         323,733
Provisions for losses and doubtful accounts           14,000         645,426
Adjustments to revenues                            1,039,059      (2,143,250)
                                               -------------- ---------------
Net income (loss) per federal tax return         $ 1,919,392    $ (2,090,595)
                                               ============== ===============

Per unit data:

Net income and distributions per unit are based upon the weighted average number of units outstanding during the period.

Asset valuation:

Recorded values of the Company's asset portfolio are periodically reviewed for impairment in accordance with Sbatement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset's expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the assets and its carrying value on the measurement date.

The Partnership adopted SFAS 144 as of January 1, 2002. The adoption of the Statement did not have a significant impact on the Partnership's financial position and results of operations.

Credit risk:

Financial instruments that potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents, accounts receivable, direct finance lease receivables and other receivables. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases. See Note 7 for a description of lessees by industry as of December 31, 2004.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


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

Basis of presentation:

The accompanying financial statements as of December 31, 2004 and for the two years ended December 31, 2004 have been prepared in accordance with U.S. generally accepted accounting principles. Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent accounting pronouncements:

On October 13, 2004, the FASB concluded that SFAS No. 123R, Share-Based Payment ("SFAS 123R"), which requires all companies to measure compensation cost for all share-based payments (including stock options and employee stock purchase plans) at fair value, will be effective for public companies for interim or annual periods beginning after June 15, 2005. Nonpublic companies will be required to adopt the new statement at the beginning of the first annual period beginning after December 15, 2005. The Partnership does not expect the adoption of SFAS 123R to have a material impact on its financial statements.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


2. Summary of significant accounting policies (continued):

Recent accounting pronouncements (continued):

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

The Partnership adopted FIN 46-R as of March 31, 2004. The adoption of FIN 46-R did not have a material impact on the Partnership's financial position, results of operations or liquidity.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


3. Investments in equipment and leases:

The Partnership's investments in equipment and leases consist of the following:

                                                                     Depreciation /
                                                                    Amortization
                                                                     Expense or
                                                                    Amortization of  Reclassi-
                                      December 31,                 Direct Financing  ifications or    December 31,
                                          2003        Additions        Leases        Dispositions       2004
Net investment in
   operating leases                     $11,027,461    $ 2,527,416    $(1,095,445)   $ (312,464)   $ 12,146,968
Net investment in direct
   financing leases                         644,651              -       (644,651)            -               -
Assets held for sale or
   lease, net of accumulated
   depreciation of $306,133
   in 2004 and $719,138 in 2003             836,940              -              -      (433,987)        402,953
Initial direct costs, net of
   accumulated amortization
   of $220,900 in 2004 and
   $215,755 in 2003                          10,719              -         (5,145)            -           5,574
                                      -------------- -------------- ---------------------------- ---------------
                                        $12,519,771    $ 2,527,416    $(1,745,241)   $ (746,451)   $ 12,555,495
                                      ============== ============== ============================ ===============

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of that review, management determined that the value of a fleet of jumbo covered hopper cars had declined in value to the extent that the carrying values had become impaired. This decline is the result of decreased long-term demand for these types of assets and a corresponding reduction in the amounts of rental payments that these assets currently command. Management has recorded provisions for the declines in value of those assets in the amounts of $543,426 for the year ended December 31, 2003. There was no provision for decline in value for the year ended December 31, 2004.

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense and impairment losses on property subject to operating leases and assets held for lease or sale consist of the following for the years ended December 31:

                                                      2004           2003
Depreciation of operating lease assets              $ 1,095,445     $1,405,433
Impairment losses                                             -        543,426
                                                 --------------- --------------
                                                    $ 1,095,445    $ 1,948,859
                                                 =============== ==============

All of the property on leases was acquired in the years 1993 through 1997.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


3. Investments in equipment and leases (continued):

Operating leases:

Property on operating leases consists of the following:

                                                                      Reclassi-
                                      December 31,                  fications or   December 31,
                                          2003        Additions      Dispositions     2004
Transportation                          $22,978,415    $ 2,527,416    $(1,656,972)  $23,848,859
Manufacturing                             1,470,000              -              -     1,470,000
Construction                              1,578,088              -     (1,578,088)            -
Materials handling                           35,624              -            400        36,024
                                      -------------- -------------- -------------- -------------
                                         26,062,127      2,527,416     (3,234,660)   25,354,883
Less accumulated depreciation           (15,034,666)    (1,095,445)     2,922,196   (13,207,915)
                                      -------------- -------------- -------------- -------------
                                        $11,027,461    $ 1,431,971     $ (312,464)  $12,146,968
                                      ============== ============== ============== =============

At December 31, 2004, the aggregate amounts of future minimum lease payments under operating leases are as follows:


                           Year ending
                          December 31,
                                 2005    $ 2,154,828
                                 2006      1,910,941
                                 2007      1,469,329
                                 2008      1,145,899
                                 2009      1,142,749
                                 2010        483,698
                                      ---------------
                                         $ 8,307,444
                                      ===============

Direct financing leases:

As of December 31, 2004, there were no investments in direct financing leases.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


4. Non-recourse debt:

At December 31, 2004, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying monthly and quarterly payments. Interest on the notes is at fixed rates ranging from 5.0% to 7.1%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2004, the carrying value of the pledged assets is approximately $4,483,159. The notes mature from 2006 through 2010.

As of December 31, 2004, future minimum payments of non-recourse debt are as follows:

                  Year ending
                 December 31,    Principal      Interest         Total
                         2005      $ 756,708      $ 193,024      $ 949,732
                         2006        705,716        152,625        858,341
                         2007        727,412        116,807        844,219
                         2008        764,994         79,226        844,220
                         2009        804,517         39,702        844,219
                         2010        347,362          4,396        351,758
                               -------------- -------------- --------------
                                 $ 4,106,709      $ 585,780    $ 4,692,489
                               ============== ============== ==============


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

Cost reimbursements to General Partner are based on costs incurred by AFS in performing administrative services for the Partnership that are allocated to each Partnership that AFS manages based on certain criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred. AFS believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Partnership or (ii) the amount the Partnership would be required to pay independent parties for comparable administrative services in the same geographic location.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


5. Related Party Transactions (continued):
Incentive management fees are computed as 5% of distributions of cash from operations, as defined in the Limited Partnership Agreement. Equipment management fees are computed as 5% of gross revenues from operating leases, as defined in the Limited Partnership Agreement plus 2% of gross revenues from full payout leases, as defined in the Limited Partnership Agreement.

AFS and/or affiliates earned fees, commissions and reimbursements pursuant to the Limited Partnership Agreement as follows during 2004 and 2003:

                                                              2004            2003
Costs reimbursed to General Partner                           $ 566,657       $ 609,519
Incentive and equipment management fees to General Partner      203,007         195,683
                                                          -------------- ---------------
                                                              $ 769,664       $ 805,202
                                                          ============== ===============

The General Partner makes certain payments to third parties on behalf of the Partnership for convenience purposes. During the years ended December 31, 2004 and 2003, the General Partner made such payments of $213,166 and $374,179, respectively.

6. Partners' capital:

As of December 31, 2004, 12,471,600 Units were issued and outstanding (in addition to the Units issued to the Initial Limited Partners). The Partnership is authorized to issue up to 12,500,000 Units of Limited Partnership interest in addition to those issued to the initial Limited Partners.

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

                                DECEMBER 31, 2004



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

As of December 31, 2004, there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

         Rail transportation          67%
         Mining                       22%

During 2004,  one customer  comprised  28% of the  Partnership's  revenues  from
leases.   During  2003,  two  customers  each  comprised  22%  and  13%  of  the
Partnership's revenues from leases.

8. Fair value of financial instruments:

The recorded amounts of the Partnership's cash and cash equivalents, accounts receivable, accounts payable and accruals at December 31, 2004 approximate fair value because of the liquidity and short-term maturity of these instruments.

Non-recourse debt:

The fair value of the Partnership's non-recourse debt is estimated using discounted cash flow analyses, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Partnership's non-recourse debt at December 31, 2004 is $4,011,899.

9. Selected quarterly data (unaudited):

                                              March 31,       June 30,    September 30,   December 31,
Quarter ended                                    2003           2003          2003            2003

Total revenues                                   $ 757,866      $ 909,216     $ 688,736       $ 663,622
Net loss                                        $ (635,616)     $ (35,339)    $ (27,452)     $ (218,097)
Net loss per limited partnership unit              $ (0.05)       $ (0.00)      $ (0.00)        $ (0.02)

                                              March 31,       June 30,    September 30,   December 31,
Quarter ended                                    2004           2004          2004            2004

Total revenues                                   $ 685,320      $ 781,184     $ 758,913     $ 1,138,927
Net income (loss)                                 $ 14,749     $ (117,192)     $ 32,318       $ 423,741
Net income (loss) per limited partnership unit     $ (0.00)       $ (0.01)       $ 0.00          $ 0.04

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


10. Reserves, impairment losses and provisions for doubtful accounts:

                                                         Allowance for
                                                           doubtful
                                            Reserve for   accounts -
                                            losses and     Accounts
                                            impairments   Receivables

         Balance December 31, 2002                     -        75,285
         Provision                               543,426       102,000
         Charge offs                            (543,426)      (78,000)
                                           -------------- -------------
         Balance December 31, 2003                     -        99,285
         Provision                                     -        11,288
         Charge offs                                   -         2,712
                                           -------------- -------------
         Balance December 31, 2004                   $ -     $ 113,285
                                           ============== =============

In 2003 it came to the Partnership's attention that the amounts recorded for impairments of covered rail hopper cars as of December 31, 2002 was understated by $539,000. During the three months ended March 31, 2003, the Partnership recorded additional impairment losses of $539,000 to correct the accounting for the transaction. The Partnership does not believe that this amount is material to the period in which it should have been recorded, nor that it is material to the Partnership's operating results for the year ending December 31, 2003.

The impact on 2002 would be a reduction of partners' capital and of net income of $539,000 ($0.04 per Limited Partnership unit). Net loss for the year ended December 31, 2003 would be decreased by $539,000 ($0.04 per Limited Partnership unit).

11. Guarantees:

The Partnership enters into contracts that contain a variety of indemnifications. The Partnership's maximum exposure under these arrangements is unknown. However, the Partnership has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 8A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management (ATEL Financial Services, LLC as General Partner of the registrant, including the chief executive officer and chief financial officer), an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures [as defined in Rules 240.13a-14(c) under the Securities Exchange Act of 1934] was performed as of a date within ninety days before the filing date of this annual report. Based upon this evaluation, the chief executive officer and the chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing, and timely reporting information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934; and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.

Changes in internal controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date nor were there any significant deficiencies or material weaknesses in our internal controls.


                                    PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS

The registrant is a Limited Partnership and, therefore, has no officers or directors.

All of the outstanding capital stock of ATEL Financial Services LLC (the General Partner) is held by ATEL Capital Group ("ACG"), a holding company formed to control ATEL and affiliated companies. The outstanding voting capital stock of ATEL Capital Group is owned 100% by Dean Cash.

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

Dean L. Cash          Chairman of the Board of Directors of ACG, AFS, ALC, AEC,
                        AIS and ASC; President and Chief Executive Officer of ACG, AFS and AEC

Paritosh K. Choksi    Director, Executive Vice President, Chief Operating
                        Officer and Chief Financial Officer of ACG, AFS, ALC, AEC and AIS

Donald E. Carpenter   Vice President and Controller of ACG, AFS, ALC, AEC and
                        AIS; Chief Financial Officer of ASC

Vasco H. Morais       Senior Vice President, Secretary and General Counsel for
                        ACG, AFS, ALC, AIS and AEC

Dean L. Cash, age 54, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 51, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix's capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix's portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Donald E. Carpenter, age 56, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 46, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986

Audit Committee

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


Item 10.  EXECUTIVE COMPENSATION

The registrant is a Limited Partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its Affiliates. The amount of such remuneration paid for the years ended December 31, 2004 and 2003 is set forth in Item 7 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 5 thereof, which information is hereby incorporated by reference.

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

Equipment Management Fees

As compensation for its services rendered generally in managing or supervising the management of the Partnership's equipment and in supervising other ongoing services and activities including, among others, arranging for necessary maintenance and repair of equipment, collecting revenue, paying operating expenses, determining the equipment is being used in accordance with all operative contractual arrangements, property and sales tax monitoring and preparation of financial data, AFS or its affiliates are entitled to receive management fees which are payable for each fiscal quarter and are to be in an amount equal to (i) 5% of the gross lease revenues from "operating" leases and
(ii) 2% of gross lease revenues from "full payout" leases which contain net lease provisions. See Note 5 to the financial statements included at Item 7 of this report for amounts paid.

Incentive Management Fees

As compensation for its services rendered in establishing and maintaining the composition of the Partnership's equipment portfolio and its acquisition and debt strategies and supervising fund administration including supervising the preparation of reports and maintenance of financial and operating data of the Partnership, Securities and Exchange Commission and Internal Revenue Service filings, returns and reports, AFS is entitled to receive the Partnership management fee which shall be payable for each fiscal quarter and shall be an amount equal to 5% of distributions of cash from operations until such time as the Limited Partners have received aggregate distributions of cash from operations in an amount equal to their original invested capital plus a 10% per annum return on their average adjusted invested capital (as defined in the Limited Partnership Agreement). Thereafter, the incentive management fee shall be 15% of all distributions of cash from operations, sales or refinancing. See Notes 5 and 6 to the financial statements included at Item 7 of this report for amounts paid.

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

Equipment Re-lease Fee

As compensation for providing re-leasing services, AFS is entitled to receive fees equal to 2% of the gross rentals or the comparable competitive rate for such services relating to comparable equipment, whichever is less, derived from the re-lease provided that (i) AFS or their affiliates have and will maintain adequate staff to render such services to the Partnership, (ii) no such re-lease fee is payable in connection with the re-lease of equipment to a previous lessee or its affiliates, (iii) AFS or its affiliates have rendered substantial re-leasing services in connection with such re-lease and (iv) AFS or its affiliates are compensated for rendering equipment management services. To date, $922 have been accrued and are unpaid.

General Partner's Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 99% to the Limited Partners and 1% to AFS. See the statements of income included in Item 7 of this report for the amounts allocated to the General and Limited Partners in 2004 and 2003.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2004, no investor is known to the Partnership to hold beneficially more than 5% of the issued and outstanding Units.

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


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to Item 1 of this report under the caption "Equipment Leasing Activities," Item 7 of this report under the caption "Financial Statements and Supplemental Data - Notes to the Financial Statements - Related party transactions" at Note 5 thereof, and Item 10 of this report under the caption "Executive Compensation," are hereby incorporated by reference.

Item 13.  EXHIBITS AND REPORTS FILED ON 8-K


  (a)    Reports on Form 8-K for the fourth quarter of 2004 None

  (b)    Exhibits
         (3) and (4) Agreement of Limited Partnership, included as Exhibit B to Prospectus (Exhibit 28.1), is incorporated herein by reference to the Report on Form 10K for the period ended December 31, 1993 (File No. 33-53162)

          (14.1) Code of Ethics

          (31.1) Certification of Paritosh K. Choksi

          (31.2) Certification of Dean L. Cash

          (32.1)  Certification  Pursuant to 18 U.S.C.  section  1350 of Dean L.
          Cash

          (32.2) Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

During the most recent two years, the Partnership incurred audit, audit related, tax and other fees with its principal auditors as follows:

                                          2004            2003

         Audit fees                    $     24,041     $    30,302
         Audit related fees                       -               -
         Tax fees                            25,792          32,550
         Other                                    -               -
                                      -------------- ---------------
                                           $ 49,833        $ 62,852
                                      ============== ===============


ATEL Leasing Corporation is the managing member of ATEL Financial Services, LLC. ATEL Financial Services LLC is the General Partner of the registrant. The board of directors of ATEL Leasing Corporation acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of ATEL Leasing Corporation acting on behalf the board of directors of ATEL Leasing Corporation in its role as the audit committee of the Partnership.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:    3/29/2005

                       ATEL Cash Distribution Fund V, L.P.
                                  (Registrant)


By:      ATEL Financial Services, LLC
         General Partner of Registrant



     By:   /s/ Dean Cash
          --------------------------------------------
          Dean Cash,
          President and Chief Executive Officer of
          ATEL Financial Services, LLC (General
          Partner)




     By:  /s/ Paritosh K. Choksi
          --------------------------------------------
          Paritosh K. Choksi,
          Executive Vice President of ATEL
          Financial Services, LLC (General Partner)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.


             SIGNATURE               CAPACITIES                         DATE



      /s/ Dean Cash             President, Chairman and Chief          3/29/2005
-------------------------------  Executive Officer of ATEL Financial
       Dean Cash                 Services, LLC




 /s/ Paritosh K. Choksi         Executive Vice President and director  3/29/2005
-------------------------------  of ATEL Financial Services, LLC,
   Paritosh K. Choksi            Principal financial officer of
                                 registrant; principal financial
                                 officer and director of ATEL
                                 Financial Services, LLC





/s/ Donald E. Carpenter         Principal accounting officer of        3/29/2005
-------------------------------  registrant; principal accounting
  Donald E. Carpenter            officer of ATEL Financial Services,
                                 LLC






No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-KSB, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.