Form 10QSB
period 2005-03-31
ATEL CASH DISTRIBUTION FUND V L P
filed 2005-05-16
CIK 892875

Form 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    |x| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2005

                          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                          For the transition period from        to
                                                        --------  ----------


                        Commission File number 000-23842

                       ATEL Cash Distribution Fund V, L.P.
             (Exact name of registrant as specified in its charter)

               California                                        94-3165807
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

  The number of Limited Partnership Units outstanding as of March 31, 2005 was 12,471,600.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                       ATEL CASH DISTRIBUTION FUND V, L.P.



                                      Index



  Part I. Financial Information

     Item 1. Financial Statements (Unaudited)

          Balance Sheet, March 31, 2005.

          Statements of Operations for the three month periods ended March 31, 2005 and 2004.

          Statements of Changes in Partners' Capital for the year ended December 31, 2004 and for the three month period ended March 31, 2005.

          Statements of Cash Flows for the three month periods ended March 31, 2005 and 2004.

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

     Item 5. Other Information

     Item 6. Exhibits

                          Part I. FINANCIAL INFORMATION


  Item 1.  Financial Statements (unaudited).



                       ATEL CASH DISTRIBUTION FUND V, L.P.

                                  BALANCE SHEET

                                 MARCH 31, 2005
                                   (Unaudited)


                                     ASSETS


Cash and cash equivalents                                              $       1,212,750

Accounts receivable, net of allowance for doubtful accounts of $113,285          196,716

Investments in leases                                                         12,215,107
                                                                       -----------------


Total assets                                                           $      13,624,573
                                                                       =================



                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                                      $       3,943,640

Accounts payable and accruals:
   General Partner                                                                93,005
   Other                                                                         459,845
Accrued interest payable                                                          16,823
Unearned lease income                                                             37,714

                                                                       -----------------
Total liabilities                                                              4,551,027

Partners' capital:
     General Partner                                                             198,640
     Limited Partners                                                          8,874,906
                                                                       -----------------
Total Partners' capital                                                        9,073,546
                                                                       -----------------


Total liabilities and Partners' capital                                $      13,624,573
                                                                       =================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                            STATEMENTS OF OPERATIONS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2005 AND 2004
                                   (Unaudited)

Revenues:                                                           2005                    2004
                                                                    ----                    ----
Leasing activities:
   Operating leases                                          $        706,942        $      625,110
   Direct financing leases                                                  -                46,481
   Gain on sales of assets                                             69,219                 8,825
Interest income                                                        11,200                 3,988
Other                                                                   1,242                   916
                                                           --------------------    -------------------
                                                                      788,603               685,320

Expenses:
Depreciation of operating lease assets                                279,009               306,081
Cost reimbursements to General Partner                                119,763               160,140
Other management fees                                                  24,710                48,280
Railcar maintenance                                                    38,111                43,804
Equipment and incentive management fees to General Partner             27,583                31,643
Professional fees                                                      74,232                27,854
Interest expense                                                       51,226                21,865
Recovery of doubtful accounts                                               -                (2,000)
Amortization of initial direct costs                                    1,286                 1,286
Other                                                                  36,458                31,618
                                                           --------------------    -------------------
                                                                      652,378               670,571
                                                           --------------------    -------------------
Net income                                                   $        136,225        $       14,749
                                                           ====================    ===================


Net income:
   General Partner                                           $          1,362        $          147
   Limited Partners                                                   134,863                14,602
                                                           --------------------    -------------------
                                                             $        136,225        $       14,749
                                                           ====================    ===================


Net income per Limited Partnership unit                      $           0.01        $         0.00

Weighted average number of units outstanding                       12,471,600            12,471,600

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 2004
                                   AND FOR THE
                               THREE MONTH PERIOD
                              ENDED MARCH 31, 2005
                                   (Unaudited)



                                                       Limited Partners                     General
                                                 Units                Amount                Partner              Total

Balance December 31, 2003                         12,471,600      $  14,317,260          $    193,742       $    14,511,002
Distributions to Limited Partners
  ($0.28 per Unit)                                                   (3,433,577)                    -            (3,433,577)
Net income                                                              350,080                 3,536               353,616
                                           -----------------    ------------------     ----------------    ------------------
Balance December 31, 2004                         12,471,600         11,233,763               197,278            11,431,041
Distributions to Limited Partners
  ($0.20 per Unit)                                                   (2,493,720)                    -           (2,493,720)
Net income                                                              134,863                1,362                136,225
                                           -----------------    ------------------     ----------------    ------------------
Balance March 31, 2005                            12,471,600      $   8,874,906          $    198,640       $     9,073,546
                                           =================    ==================     ================    ==================






                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                            STATEMENTS OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2005 AND 2004
                                   (Unaudited)

                                                                                               2005                    2004
                                                                                               ----                    ----
  Operating activities:
Net income                                                                             $          136,225       $          14,749
Adjustment to reconcile net income to cash provided by operating activities:
   Depreciation of operating lease assets                                                         279,009                 306,081
   Amortization of initial direct costs                                                             1,286                   1,286
   Recovery of for doubtful accounts                                                                    -                   (2,000)
   Gain on sales of lease assets                                                                  (69,219)                  (8,825)
   Changes in operating assets and liabilities:
      Accounts receivable                                                                         101,931                 136,796
      Accounts payable, General Partner                                                              (992)                (100,165)
      Accounts payable, other                                                                    (166,010)                  2,873
      Accrued interest payable                                                                       (754)                    (591)
      Other assets                                                                                120,000                       -
      Unearned operating lease income                                                              36,825                   3,790
                                                                                       ---------------------    -------------------
Net cash provided by operating activities                                                         438,301                 353,994
                                                                                       ---------------------    -------------------

Investing activities:
Reduction of net investment in direct financing leases                                                  -                 141,018
Proceeds from sales of lease assets                                                               165,641                  41,462
Investment in equipment on operating lease                                                       (156,329)                      -
                                                                                       ---------------------    -------------------

Net cash provided by investing activities                                                           9,312                 182,480
                                                                                       ---------------------    -------------------

Financing activities:
Distributions to Limited Partners                                                              (2,493,720)              (1,875,000)
Repayments of non-recourse debt                                                                  (163,069)                (118,194)
                                                                                       ---------------------    -------------------
Net cash used in financing activities                                                          (2,656,789)              (1,993,194)
                                                                                       ---------------------    -------------------

Net  decrease in cash and cash equivalents                                                     (2,209,176)              (1,456,720)

Cash and cash equivalents at beginning of period                                                3,421,926               2,440,803
                                                                                       ---------------------    -------------------

Cash and cash equivalents at end of period                                             $        1,212,750       $         984,083
                                                                                       =====================    ===================

Supplemental disclosures of cash flow information:

Cash paid during the period for interest                                               $            51,980       $          22,456
                                                                                       =====================    ===================

                             See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)



  1. Summary of significant accounting policies:

  Basis of presentation:

  The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States
  (GAAP) for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results for the year ending December 31, 2005.

  Certain prior year balances have been reclassified to conform to the current period presentation.

  These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

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

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)

  1. Summary of significant accounting policies (continued):

  Revenue recognition:

  Operating leases
  Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees and the terms to be negotiated, but initial leases are generally expected to be for 36 to 84 months. Income from step rent provisions, escalation clauses, capital improvement funding provisions or other lease concessions in lease contracts, and lease rates subject to variation based on changes in market indexes or interest rates are recognized on a straight line basis.

  Direct finance leases
  Income from direct financing lease transactions is reported using the financing method of accounting, in which the Partnership's investment in the leased property is reported as a receivable from the lessee to be recovered through future rentals. The income portion of each rental payment is calculated so as to generate a constant rate of return on the net receivable outstanding.

  Notes receivable
  Income from notes receivable is reported using the financing method of accounting. The Partnership's investment in notes receivable is reported as the present value of the future note payments. The income portion of each note payment is calculated so as to generate a constant rate of return on the net balance outstanding.

  Initial direct costs:

  The  Partnership   capitalizes   initial  direct  costs  associated  with  the
  acquisition of lease assets. These costs are amortized over a five year period, which approximates average lease term, using a straight line method.

  Segment Reporting:

  The Partnership adopted the provisions of SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes annual and interim standards for operating segments of a Partnership. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assts and reports revenue, and its major customers. The Partnership is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly the Partnership operates in one reportable operating segment in the United States.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)

  2. Organization and partnership matters:

  ATEL Cash Distribution Fund V, L.P. (the Partnership) was formed under the laws of the state of California on September 23, 1992, for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The Partnership may continue until December 31, 2013.

  Upon the sale of the minimum amount of Units of Limited Partnership interest (120,000 Units) of $1,200,000 and the receipt of the proceeds thereof on March 19, 1993, the Partnership commenced operations.

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


  3.  Investment in leases:

  The Partnership's investment in leases consists of the following:

                                     Balance                             Depreciation/    Reclassifi-cations         Balance
                                   December 31,                          Amortization                               March, 31,
                                       2004             Additions          Expense         & Dispositions              2005
                                       ----             ---------          --------          ------------              ----

Net investment in operating
  leases                         $  12,146,968         $   156,329       $   (279,009)        $  (161,469)       $    11,862,819
Assets held for sale or
  lease, net of accumulated
  depreciation of $0 in 2005
  and $306,133 in 2004                 402,953                 -                     -            (54,953)               348,000
Initial direct costs, net of
  accumulated amortization of
  $222,186 in 2005 and
  $220,900 in 2004                       5,574                   -             (1,286)                                     4,288
                               ------------------    --------------    ----------------     ---------------    -----------------
                                 $  12,555,495         $   156,329       $   (280,295)        $  (216,422)       $    12,215,107
                               ==================    ==============    ================     ===============    =================

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)
3.       Investment in leases (continued):

  Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. As of March 31, 2005 and 2004, no assets were identified as impaired. Depreciation expense and impairment losses on property subject to operating leases and assets held for lease or sale consist of the following for the three month periods ended March 31:

                                              2005                  2004
                                              ----                  ----
  Depreciation expense                 $       279,009      $      306,081
                                       ================    ================

  Net investment in operating leases

  Property on operating leases consists of the following:

                                          Balance December          Additions         Reclass-ifications    Balance March
                                                                    ---------
                                              31, 2004                                & Dispositions           31, 2005
                                                  ----                                  ------------               ----

Transportation                          $       23,848,859       $     156,329       $    (271,682)       $     23,733,506
Manufacturing                                    1,470,000                   -                    -              1,470,000
Materials handling                                  36,024                   -                    -                 36,024
                                       ---------------------    ----------------    -----------------    -------------------
                                                25,354,883             156,329            (271,682)             25,239,530
Less accumulated depreciation                   (13,207,915)          (279,009)            110,213             (13,376,711)
                                       ---------------------    ----------------    -----------------    -------------------
                                        $       12,146,968       $     (122,680)     $    (161,469)       $     11,862,819
                                       =====================    ================    =================    ===================

  At March 31, 2005, the aggregate amounts of future minimum lease payments under operating leases are as follows:

           Nine months ending December 31, 2005 $     1,637,908
                  Year ending December 31, 2006       1,923,541
                                           2007       1,481,929
                                           2008       1,145,899
                                           2009       1,142,749
                                           2010         483,700
                                                ---------------
                                                  $   7,815,726
                                                ===============

The Partnership utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows:

                  Equipment category                   Useful Life
                  ------------------                   -----------
                  Manufacturing                         10 - 20
                  Materials Handling                     7 - 10
                  Transportation                         7 - 10

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)


  4.  Non-recourse debt:

  Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 5.048% to 7.1%. As of March 31, 2005, the carrying value of the pledged assets was approximately $3,770,562 The notes mature from 2006 to 2010.

  As of March 31, 2005, future minimum payments of non-recourse debt are as follows:

                                         Principal            Interest            Total
Nine months ending December 31, 2005 $        593,639     $      141,044     $       734,683
       Year ending December 31, 2006          705,716            152,625             858,341
                                2007          727,412            116,807             844,219
                                2008          764,994             79,226             844,220
                                2009          804,517             39,702             844,219
                                2010          347,362              4,396             351,758
                                     ----------------     --------------     ---------------
                                       $    3,943,640       $    533,800       $   4,477,440
                                     ================     ==============     ===============


  5.  Related party transactions:

  The terms of the Limited Partnership Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Partnership.

  The Limited Partnership Agreement allows for the reimbursement of costs incurred by AFS in providing administrative services to the Partnership. Administrative services provided include Partnership accounting, investor relations, legal counsel and lease and equipment documentation. AFS is not reimbursed for services whereby it is entitled to receive a separate fee as compensation for such services, such as acquisition and disposition of equipment. Reimbursable costs incurred by AFS are allocated to the Partnership based upon an estimated time incurred by employees working on Partnership business and an allocation of rent and other costs based on utilization studies.

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

  Cost reimbursements to the General Partner are based on costs incurred by AFS in performing administrative services for the Partnership that are allocated to each Partnership that AFS manages based on certain criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred. AFS believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Partnership or (ii) the amount the Partnership would be required to pay independent parties for comparable administrative services in the same geographic location.

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)


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

  During the three month periods ended March 31, 2005 and 2004, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement, as follows:

                                                                      2005              2004
                                                                      ----              ----

  Costs reimbursed to General Partner                            $        119,763      $    160,140
  Incentive and equipment management fees to General Partner               27,583            31,643
                                                               ------------------     -------------
                                                                 $        147,346      $    191,783
                                                               ==================     =============

  The General partner makes certain payments to third parties on behalf of the Partnership for convenience purposes. During the three month periods ended March 31, 2005 and 2004, the General Partner made such payments of $45,710 and $29,748, respectively.

  6.  Partners' Capital:

  As of  March  31,  2005,  12,471,600  Units  ($124,716,000)  were  issued  and outstanding (in addition to the Units issued to the Initial Limited Partners).

  As defined in the Limited Partnership Agreement, the Partnership's Net Income, Net Losses, and Tax Credits are to be allocated 99% to the Limited Partners and 1% to AFS.

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

                       ATEL CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)


  6.  Partners' Capital (continued):

  Distributions to the Limited Partners were as follows:

                                                          Three Months
                                                         Ended March 31,
                                                    2005                2004
                                                    ----                ----
  Distributions                                $       2,493,720   $       1,875,000
  Weighted average number of Units outstanding        12,471,600          12,471,600
  Weighted average distributions per Unit      $            0.20   $            0.15


7. Guarantees

  The Partnership enters into contracts that contain a variety of indemnifications. The Partnership's maximum exposure under these arrangements is unknown. However, the Partnership has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

  In the normal course of business, the Partnership enters into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, management contracts, loan agreements, credit lines and other debt facilities. It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties - in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations - also assume an obligation to indemnify and hold the other contracting party harmless for such breaches, for harm caused by such party's gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract. The General Partner has substantial experience in managing similar leasing programs subject to similar contractual commitments in similar transactions, and the losses and claims arising from these commitments have been insignificant, if any. Generally, to the extent these contracts are performed in the ordinary course of business under the reasonable business judgment of the General Partner, no liability will arise as a result of these provisions. The General Partner has no reason to believe that the facts and circumstances relating to the Partnership's contractual commitments differ from those it has entered into on behalf of the prior programs it has managed. The General Partner knows of no facts or circumstances that would make the Partnership's contractual commitments outside standard mutual covenants applicable to commercial transactions between businesses. Accordingly, the Partnership believes that these indemnification obligations are made in the ordinary course of business as part of standard commercial and industry practice, and that any potential liability under the Partnership's similar commitments is remote. Should any such indemnification obligation become payable, the Partnership would separately record and/or disclose such liability in accordance with GAAP.

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

  Capital Resources and Liquidity

  The Partnership's primary activity is to invest in leased equipment. In the first quarters of 2005 and 2004, the Partnership's main source of cash was rents from operating leases. The Partnership is in its liquidation phase therefore the primary source of cash flows for the Partnership going forward is expected to be from rents from operating leases and proceeds from sales of equipment. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases and proceeds from asset sales exceed expenses and decreasing as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases and proceeds from sales of assets.

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

  Through March 31, 2005, the Partnership had borrowed $62,498,578 on a non-recourse basis with remaining unpaid balances of $3,943,640. Non-recourse debt payments match the rental income received from the underlying leases and therefore do not represent cash outflows for the Partnership. Borrowings are generally non-recourse to the Partnership, that is, the only recourse of the lender upon a default by the lessee on the underlying lease will be to the equipment or corresponding lease acquired with the loan proceeds. The General Partner does not anticipate any future non-recourse borrowings. Refer to Note 4 in the notes to the financial statements in Item 1.

  If inflation in the general economy becomes significant, it may affect the Partnership inasmuch as the residual (resale) values and rates on re-leases of the Partnership's leased assets may increase as the costs of similar assets increase. However, the Partnership's revenues from existing leases would not increase; as such rates are generally fixed for the terms of the leases without adjustment for inflation.

  If interest rates increase significantly, the lease rates that the Partnership can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.





  Cash Flows

  In the first quarters of 2005 and 2004, the Partnership's primary source of cash from operations was operating lease rents. Operating lease revenues increased by $81,832, due to a renewal of an existing lease at a higher rate for a fixed term. The Partnership also invested $156,329 during the first quarter of 2005 on these assets to improve their condition and to extend their useful lives.

  The primary source of cash flows from investing activities in the first quarter of 2005 was proceeds from sale of assets of $165,641 offset by investments in equipment on operating lease which was the improvements on existing rail portfolio. In the first quarter of 2004 the main source of cash flows from investing activities was direct finance lease rents, the Partnership did not have any investments in direct finance leases during the first quarter of 2005.

  In the first three months ended for 2005 and 2004, the main reason for cash used in financing activities was distributions to limited partners. The Partnership is in the final stages of its liquidation phase and is making distributions on an annual basis. The distributions are made each year in January based on the prior year operations. Distributions are not expected to be consistent from one year to another as the sources of cash flows will be based on equipment sales and other non recurring factors. As a result of the new non-recourse debt that was entered into in the second quarter of 2004, debt repayments have increased slightly in 2005.


  Results of operations

  First quarter operations resulted in net income of $136,225 in 2005, compared to a net income of $14,749 in 2004.

  Operating lease revenues increased to $706,942 in 2005 as compared to $625,110 in 2004 due to the renewal of one railcar lease. There were no direct finance leases in 2005 and therefore there were no revenues in relation to these leases.

  Gain on sale of assets has increased to $69,219 in 2005 from $8,825 in 2004 due to more asset sales in 2005. Proceeds from sales of lease assets are not expected to be consistent from one period to another. The Partnership is a finite life equipment leasing fund, which acquired leasing transactions during the period ending six years after completion of its public offering. On the termination of leases, assets may be re-leased or sold. Sales of assets are not scheduled and are created by opportunities within the marketplace. The Partnership acquired and leased a wide variety of assets. Some assets will be expected to have little or no value upon termination of the related leases, while others will be expected to have substantial value for re-lease or sale upon termination of the initial leases, and the anticipated residual values are a key factor in pricing and terms structured for each lease. The Partnership's goal is to seek maximum return on its leased assets and will determine when and under what terms to dispose such assets during the course of its term.

  Depreciation expense decreased to $279,009 in 2005 from $306,081 on 2004 as a result of sales of operating lease assets during 2004. Cost reimbursements to the General Partner have decreased due to reduced activity in the Partnership. Interest expense increased by $29,361 to $51,226 from $21,865 in 2004 due to the non recourse debt entered into in the second quarter of 2004.

  Item 3.  Controls and procedures.

  Evaluation of disclosure controls and procedures

  Under the supervision and with the participation of our management (ATEL Financial Services, LLC as General Partner of the registrant, including the chief executive officer and chief financial officer), an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures [as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934] was performed as of March 31, 2005. Based upon this evaluation, the chief executive officer and the chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing, and timely reporting information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934; and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.

  As disclosed in the Partnership's annual report on Form 10-K for the year ended December 31, 2003, the chief executive and chief financial officer of the General Partner had identified certain enhanced controls needed to facilitate a more effective closing of the Partnership's financial statements. Specifically, the Partnership's auditors advised management of a material weakness surrounding the financial statement closing process that they believe arose because ATEL's accounting resources were not adequate to complete the closing of the books and preparation of financial statements in a timely manner. However, it should be noted that the financial statements for that period were nevertheless issued with an unqualified opinion. Since the beginning of 2004, ATEL hired a new corporate controller, added two assistant controllers and additional accounting staff personnel, and has instituted new procedures or revised existing procedures to ensure that the Partnership's ability to execute internal controls in accounting and reconciliation in the closing process is adequate in all respects. In connection with management's review of the effectiveness of internal disclosure controls and procedures of the Partnership as of March 31, 2005, including communication with its auditors regarding the audit process, ATEL management has determined that it has successfully taken all steps necessary to resolve any outstanding issues with respect to its annual financial statement closing process and that its accounting resources are adequate to perform this process in a timely and accurate manner. In connection with their audit of the Partnership and related programs for the year ended December 31, 2004, the independent accountants issued a no material weakness letter which indicates that no matters were noted involving internal control and its operation that the auditor considered to be material weaknesses as defined by the Public Company Accounting Oversight Board (United States). Furthermore, all financial statements for the Partnership and related programs for 2004 were issued with unqualified opinions of the independent accountants. The General Partner will continue to review its accounting procedures and practices to determine their effectiveness and adequacy and will take any steps deemed necessary in the opinion of the General Partner's chief executive and chief financial officers to ensure the adequacy of the Partnership's disclosure and accounting controls and procedures.

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

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Partnership. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Partnership's financial position or results of operations. No material legal proceedings are currently pending against the Partnership or against any of its assets. Below is a discussion of legal matters involving the Partnership;

Railroad Technology Corporation ("RTC") was engaged by the Partnership to perform remarketing of certain rail car assets. The dispute involves the amount that is due under the contract and how that amount is to be determined. RTC has filed a claim for $1,131,254. The General Partner believes, as a result of a cross-complaint for breach of fiduciary duty, that the amount owed under the contract is approximately $0 to $250,000 and has recorded a liability in the financial statements in 2004.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

  Date:
  May 13, 2005


                       ATEL CASH DISTRIBUTION FUND V, L.P.
                                  (Registrant)




                                           By: ATEL Financial Services LLC
                                               General Partner of Registrant





By:      /s/ Dean L. Cash_____________
         Dean L. Cash
         President and Chief Executive Officer
         of General Partner




By:      /s/ Paritosh K. Choksi_________
         Paritosh K. Choksi
         Principal Financial Officer
         Of Registrant



By:      /s/ Donald E. Carpenter________
         Donald E. Carpenter
         Principal Accounting
         Officer of Registrant




By:      /s/ Elif A Kuvvetli________
         Elif A Kuvvetli
         Vice President and
         Corporate Controller