Form 10QSB
period 2005-06-30
ATEL CASH DISTRIBUTION FUND V L P
filed 2005-08-15
CIK 892875

Form 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

☒	Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2005

☐	Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934.

For the transition period from to

Commission File number 000-23842

ATEL Cash Distribution Fund V, L.P.

(Exact name of registrant as specified in its charter)

California	94-3165807
(State or other jurisdiction of Incorporation or organization)	(I. R. S. Employer Identification No.)

600 California Street, 6th Floor, San Francisco, California 94108-2733

(Address of principal executive offices)

Registrant’s telephone number, including area code (415) 989-8800

Securities registered pursuant to section 12(b) of the Act:  None

Securities registered pursuant to section 12(g) of the Act:  Limited Partnership Units

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of  1934  during the preceding  12  months  (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the issuer’s revenues for the most recent fiscal year: $3,364,344.

The number of Limited Partnership Units outstanding as of June 30, 2005 was 12,471,600.

DOCUMENTS INCORPORATED BY REFERENCE

None

ATEL CASH DISTRIBUTION FUND V, L.P.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

ATEL CASH DISTRIBUTION FUND V, L.P.

BALANCE SHEET

JUNE 30, 2005
(Unaudited)

ASSETS

Cash and cash equivalents	$1,302,491

Accounts receivable, net of allowance for doubtful accounts of $139,318	175,751

Investments in equipment and leases, net	12,005,507

Total assets	$13,483,749

LIABILITIES AND PARTNERS’ CAPITAL

Non-recourse debt	$3,765,508

Accounts payable and accruals:
General Partner	55,752
Other	494,268

Accrued interest payable	16,005

Unearned operating lease income	34,365
Total liabilities	4,365,898

Partners’ capital
General Partner	199,083
Limited Partners	8,918,768
Total Partners’ capital	9,117,851

Total liabilities and Partners’ capital	$13,483,749

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF OPERATIONS

SIX AND THREE MONTH PERIODS ENDED
JUNE 30, 2005 AND 2004
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Leasing activities:
Operating leases	$1,409,106	$1,374,884	$702,164	$749,774
Direct financing leases	—	80,368	—	33,887
Gain on sales of assets	136,622	3,736	67,403	(5,089)
Interest income	17,226	6,497	6,026	2,509
Other	6,001	1,019	4,759	103
	1,568,955	1,466,504	780,352	781,184

Expenses:
Depreciation of operating lease assets	574,760	604,616	295,751	298,535
Cost reimbursements to General Partner	252,698	278,773	132,935	118,633
Remarketing fees	—	250,000	—	250,000
Other management fees	31,065	85,465	6,355	37,185
Railcar maintenance	104,860	134,393	66,749	90,589
Equipment and incentive management fees to General Partner	52,563	62,912	24,980	31,269
Professional fees	144,524	40,958	70,292	13,104
Interest expense	100,117	36,671	48,891	14,806
Provision for doubtful accounts	29,288	3,393	29,288	5,393
Amortization of initial direct costs	2,573	2,573	1,287	1,287
Other	95,977	69,193	59,519	37,575
	1,388,425	1,568,947	736,047	898,376
Net income (loss)	$180,530	$(102,443)	$44,305	$(117,192)

Net income (loss):
General Partner	$1,805	$(1,024)	$443	$(1,172)
Limited Partners	178,725	(101,419)	43,862	(116,020)
	$180,530	$(102,443)	$44,305	$(117,192)

Net income (loss) per Limited Partnership unit	$0.01	$(0.01)	$—	$(0.01)
Weighted average number of units outstanding	12,471,600	12,471,600	12,471,600	12,471,600

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2004
AND FOR THE SIX MONTH PERIOD
 ENDED JUNE 30, 2005
(Unaudited)

	Limited Partners		General
	Units	Amount	Partner	Total

Balance December 31, 2003	12,471,600	$14,317,260	$193,742	$14,511,002
Distributions to Limited Partners ($0.28 per Unit)	—	(3,433,577)	—	(3,433,577)
Net income	—	350,080	3,536	353,616
Balance December 31, 2004	12,471,600	11,233,763	197,278	11,431,041
Distributions to Limited Partners ($0.20 per Unit)	—	(2,493,720)	—	(2,493,720)
Net income	—	178,725	1,805	180,530
Balance June 30, 2005	12,471,600	$8,918,768	$199,083	$9,117,851

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF CASH FLOWS

SIX AND THREE MONTH PERIODS ENDED
JUNE 30, 2005 AND 2004
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Operating activities:
Net income (loss)	$180,530	$(102,443)	$44,305	$(117,192)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Depreciation of operating lease assets	574,760	604,616	295,751	298,535
Amortization of initial direct costs	2,573	2,573	1,287	1,287
Provision for doubtful accounts	29,288	3,393	29,288	5,393
(Gain) loss on sales of lease assets	(136,622)	(3,736)	(67,403)	5,089
Changes in operating assets and liabilities:
Accounts receivable, net	93,608	169,691	(8,323)	32,895
Accounts payable, General Partner	(38,245)	(100,134)	(37,253)	31
Accounts payable, other	(131,587)	279,981	34,423	368,187
Accrued interest payable	(1,572)	8,902	(818)	9,493
Unearned operating lease income	33,476	36,296	(3,349)	32,506
Net cash provided by operating activities	606,209	899,139	287,908	636,224

Investing activities:
Reduction of net investment in direct financing leases	—	295,031	—	154,013
Proceeds from sales of lease assets	343,772	254,450	178,131	212,988
Investment in equipment on operating lease	(234,495)	(742,281)	(198,166)	(742,281)
Net cash provided by (used in) investing activities	109,277	(192,800)	(20,035)	(375,280)

Financing activities:
Proceeds of non-recourse debt	—	4,180,667	—	4,180,667
Distributions to Limited Partners	(2,493,720)	(1,875,000)	—	—
Repayments of non-recourse debt	(341,201)	(210,530)	(178,132)	(92,336)
Net cash (used in) provided by financing activities	(2,834,921)	2,095,137	(178,132)	4,088,331

Net (decrease) increase in cash and cash equivalents	(2,119,435)	2,801,476	89,741	4,349,275

Cash and cash equivalents at beginning of period	3,421,926	2,440,803	1,212,750	893,004

Cash and cash equivalents at end of period	$1,302,491	$5,242,279	$1,302,491	$5,242,279

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$101,689	$27,769	$49,709	$5,313

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005
(Unaudited)

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

2.  Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-QSB and Article 10  of Regulation S-X.   The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary to a fair statement of financial position and results of operations for the interim periods presented.   All such adjustments are of a normal recurring nature.  The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes.   Therefore, actual results could differ from those estimates.   Operating results for the six and three months ended June 30,  2005  are not necessarily indicative of the results for the year ending December 31, 2005.

Certain prior year balances have been reclassified to conform to the current period presentation.

These unaudited interim financial statements should   be read in conjunction with the financial statements and notes thereto contained in the report on Form  10-KSB for the year ended December  31,  2004,  filed with the Securities and Exchange Commission.

Equipment on operating leases:

Equipment on operating leases is stated at cost.  Depreciation is being provided by use of the straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases.

Asset Valuation:

Recorded values of the Partnership’s asset portfolio are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No.  144,  Accounting for the Impairment or Disposal of Long-Lived Assets.   An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value.   The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents.  The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market.  Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly.   Impairment is measured as the difference between the fair value  (as determined by the discounted estimated future cash flows) of the assets and its carrying value on the measurement date.

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

Direct finance leases

Income from direct financing lease transactions is reported using the financing method of accounting,  in which the Partnership’s investment in the leased property is reported as a receivable from the lessee to be recovered through future rentals.   The income portion of each rental payment is calculated so as to generate a constant rate of return on the net receivable outstanding.

Notes receivable

Income from notes receivable is reported using the financing method of accounting.  The Partnership’s investment in notes receivable is reported as the present value of the future note payments.  The income portion of each note payment is calculated so as to generate a constant rate of return on the net balance outstanding.

Initial direct costs:

Initial direct cost of leases are deferred and amortized over the lease term, either as an adjustment to the yield for direct finance leases, or on a straight-line basis for operating leases.

Segment Reporting:

The Partnership adopted the provisions of SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes annual and interim standards for operating segments of a Partnership. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assts and reports revenue, and its major customers. The Partnership is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Partnership operates in one reportable operating segment in the United States.

3.  Investment in equipment leases:

The Partnership’s investment in equipment leases consists of the following:

	Balance		Depreciation/	Reclassifi-	Balance
	December 31,		Amortization	cations &	June 30,
	2004	Additions	Expense	Dispositions	2005

Net investment in operating leases	$12,146,968	$234,495	$(574,760)	$(122,683)	$11,684,020
Assets held for sale or lease, net of accumulated depreciation of $789,146 in 2005 and $306,133 in 2004.	402,953	—	—	(84,467)	318,486
Initial direct costs, net of accumulated amortization of $223,473 in 2005 and $220,900 in 2004.	5,574	—	(2,573)	—	3,001
	$12,555,495	$234,495	$(577,333)	$(207,150)	$12,005,507

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale.  Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets.  No impairment losses have been recognized for the three and six month periods ending June 30, 2005 and 2004. Depreciation expense on property subject to operating leases and assets held for lease or sale consist of the following for the six and three month periods ended June 30:

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Depreciation expense	$574,760	$604,616	$295,751	$298,535

Net investment in operating leases:

Property on operating leases consists of the following:

	Balance		Reclassifi-	Balance
	December 31,		cations &	June 30,
	2004	Additions	Dispositions	2005
Transportation	$23,848,859	$234,495	$(1,141,316)	$22,942,038
Manufacturing	1,470,000	—	—	1,470,000
Materials handling	36,024	—	—	36,024
	25,354,883	234,495	(1,141,316)	24,448,062
Less accumulated depreciation	(13,207,915)	(574,760)	1,018,633	(12,764,042)
	$12,146,968	$(340,265)	$(122,683)	$11,684,020

At June 30, 2005, the aggregate amounts of future minimum lease payments under operating leases are as follows:

Six months ending December 31, 2005	$1,095,873
Year ending December 31, 2006	1,923,542
2007	1,481,929
2008	1,145,899
2009	1,142,749
2010	483,698
$7,273,690

All of the property on leases was acquired in the years 1993 through 1997.

The Partnership utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows:

Equipment category	Useful Life
Manufacturing	10 – 20
Materials Handling	7 – 10
Transportation	7 – 10

4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest.  The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 5.048% to 7.1%.  As of June 30, 2005, the carrying value of the pledged assets was approximately $3,815,128.   The notes mature from 2006 to 2010.

As of June 30, 2005, future minimum payments of non-recourse debt are as follows:

	Principal	Interest	Total
Six months ending December 31, 2005	$415,507	$91,336	$506,843
Year ending December 31, 2006	705,716	152,625	858,341
2007	727,412	116,807	844,219
2008	764,994	79,226	844,220
2009	804,517	39,702	844,219
2010	347,362	4,396	351,758
	$3,765,508	$484,092	$4,249,600

5.  Related party transactions:

The terms of the Limited Partnership Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Partnership.

The Limited Partnership Agreement allows for the reimbursement of costs incurred by AFS in providing administrative services to the Partnership.  Administrative services provided include Partnership accounting,  investor relations,  legal counsel and lease and equipment documentation.   AFS is not reimbursed for services whereby it is entitled to receive a separate fee as compensation for such services, such as acquisition and disposition of equipment.  Reimbursable costs incurred by AFS are allocated to the Partnership based upon an actual time incurred by employees working on Partnership business and an allocation of rent and other costs based on utilization studies.

Each of ATEL Leasing Corporation (“ALC”), ATEL Equipment Corporation (“AEC”), ATEL Investor Services (“AIS”) and ATEL Financial Services LLC is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Partnership.   Acquisition services are performed for the Partnership by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Partnership are performed by AFS.

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

During the six and three month periods ended June 30, 2005 and 2004, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement, as follows:

	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Costs reimbursed to General Partner	$252,698	$278,773	$132,935	$118,633
Incentive and equipment management fees reimbursed to General Partner	52,563	62,912	24,980	31,269
	$305,261	$341,685	$157,915	$149,902

The General Partner makes certain payments to third parties on behalf of the Partnership for convenience purposes. During the six month periods ended June 30, 2005 and 2004, the General Partner made such payments of $92,667, $87,935, respectively.  During the three month periods ended June 30, 2005 and 2004, the General Partner made such payments of $46,957 and $58,187, respectively.

6.  Partners’ Capital:

As of June 30, 2005, 12,471,600 Units ($124,716,000) were issued and outstanding (in addition to the Units issued to the Initial Limited Partners).

As defined in the Limited Partnership Agreement, the Partnership’s Net Income, Net Losses, and Tax Credits are to be allocated 99% to the Limited Partners and 1% to AFS.

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

Third, AFS will receive as Incentive Management Compensation, the following:

(A)  10% of remaining Cash from Operations and

(B)  15% of remaining Cash from Sales or Refinancing.

Fourth, the balance to the Limited Partners.

Distributions to the Limited Partners were as follows:

	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Distributions	$2,493,720	$1,875,000	$—	$—
Weighted average number of Units outstanding	12,471,600	12,471,600	12,471,600	12,471,600
Weighted average distributions per Unit	0.20	0.15	—	—

7. Guarantees

The Partnership enters into contracts that contain a variety of indemnifications.  The Partnership’s maximum exposure under these arrangements is unknown.  However, the Partnership has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

In the normal course of business, the Partnership enters into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, management contracts, loan agreements, credit lines and other debt facilities.   It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties - in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations - also assume an obligation to indemnify and hold the other contracting party harmless for such breaches, for harm caused by such party’s gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract.  The General Partner has substantial experience in managing similar leasing programs subject to similar contractual commitments in similar transactions, and the losses and claims arising from these commitments have been insignificant, if any.  Generally, to the extent these contracts are performed in the ordinary course of business under the reasonable business judgment of the General Partner, no liability will arise as a result of these provisions.  The General Partner has no reason to believe that the facts and circumstances relating to the Partnership’s contractual commitments differ from those it has entered into on behalf of the prior programs it has managed.  The General Partner knows of no facts or circumstances that would make the Partnership’s contractual commitments outside standard mutual covenants applicable to commercial transactions between businesses.  Accordingly, the Partnership believes that these indemnification obligations are made in the ordinary course of business as part of standard commercial and industry practice, and that any potential liability under the Partnership’s similar commitments is remote.  Should any such indemnification obligation become payable, the Partnership would separately record and/or disclose such liability in accordance with GAAP.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Item  2,  “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-QSB,  which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially form those projected.   In particular, economic recession and changes in general economic conditions, including, fluctuations in demand for equipment, lease rates,  and interest rates,  may result in delays in investment and reinvestment,  delays in leasing,  re-leasing,  and disposition of equipment, and reduced returns on invested capital.  The Partnership’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees.  The Fund’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms.   Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-QSB. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events, other than as required by law.

Capital Resources and Liquidity

In 2005, the Partnership’s primary source of cash was operating lease rents and proceeds from sale of lease assets.  In 2004, the Partnership’s primary source of cash was the proceeds of a new non-recourse note payable. The Partnership is in its liquidation phase therefore the primary source of cash flows for the Partnership going forward is expected to be from rents from operating leases and proceeds from sales of equipment. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases and proceeds from asset sales exceed expenses, and decreasing as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases and proceeds from sales of assets.

As another source of liquidity, the Partnership has contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts.   As the initial lease terms expire,  the Partnership will re-lease or sell the equipment.  The future liquidity beyond the contractual minimum rentals will depend on AFS’s success in re-leasing or selling the equipment as it comes off lease.

The Partnership currently has available adequate reserves to meet contingencies, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements.  The General Partner envisions no such requirements for operating purposes.

As of June  30,  2005,  the Partnership had cumulatively borrowed  $62,498,578  on a non-recourse basis with a remaining unpaid balance of $3,765,508. Non-recourse debt payments match the rental income received from the underlying leases and therefore do not represent cash outflows for the Partnership. Borrowings are generally non-recourse to the Partnership, that is, the only recourse of the lender upon a default by the lessee on the underlying lease will be to the equipment or corresponding lease acquired with the loan proceeds. The General Partner does not anticipate any future non-recourse borrowings.  Refer to Note 4 in the notes to the financial statements in Item 1.

If inflation in the general economy becomes significant, it may affect the Partnership inasmuch as the residual (resale) values and rates on re-leases of the Partnership’s leased assets may increase as the costs of similar assets increase. However, the Partnership’s revenues from existing leases would not increase; as such rates are generally fixed for the terms of the leases without adjustment for inflation.

If interest rates increase significantly, the lease rates that the Partnership can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing.  Leases already in place, for the most part, would not be affected by changes in interest rates.

Cash Flows

In 2005 and 2004, the Partnership’s primary operating source of cash was operating lease rents.  Operating lease revenues increased by $34,222 for the six month period ended June 30, 2005 as compared to June 30, 2004, due to month to month rent receipts and decreased by $47,610 for the three month period ended June 30, 2005 as compared to June 30, 2004, primarily as a result of sales of operating lease assets over the last year.

Sources of cash from investing activities in the three and six month periods in 2005 and 2004 consisted mainly of proceeds from sales of lease assets.   In  2004,  there were also direct financing lease payments.  All direct financing leases expired by the end of 2004. Proceeds from the sales of lease assets are not expected to be consistent from one period to another.  Asset sales are made as leases expire,  as purchasers can be found and as the sales can be negotiated and completed.

Cash used in financing activities consisted of distributions to limited partners and repayment of non-recourse debt for the six month period ended June  30,  2005.   During the three month period ended June  30,  2004,  the Partnership borrowed an additional $4,180,667 on a non-recourse note payable.  The Partnership entered into a long- term lease renewal for certain rail car assets in the second quarter of 2004.  As the Partnership is in its liquidation phase, the Partnership borrowed on a non-recourse basis against the renewal rents in order to be able to distribute the cash to the limited partners in the near term rather than over a period of up to six years.  There were no similar borrowings in 2005.

Results of operations

Operations resulted in a net income of $180,530 and $44,305 for the six and three month periods ended June 30, 2005.  In 2004, operations resulted in a net loss of $102,443 for the six month period and $117,192 for the three month period.  The Partnership’s primary source of revenue is from operating leases.  Operating lease revenues in 2005 were largely unchanged from the same periods in 2004.  There are no direct financing lease revenues in 2005 since the last direct finance lease was terminated in 2004.

Operating lease revenues have increased slightly due to month to month rent receipts but the related depreciation expense have decreased as a result of sales of lease assets over the last year.  The original cost of assets on operating leases has declined from $24,704,191 at June 30, 2004 to $24,448,062 at June 30, 2005.

During the second quarter of 2004, the Partnership borrowed an additional $4,180,667 on a non-recourse basis.  There were no such borrowings in 2005. As a result of this borrowing in 2004, interest expense increased for both the three and six month periods in 2005 compared to the same periods in 2004.

In 2004, a company that was engaged by the Partnership to perform remarketing of certain rail car assets filed a claim against the Partnership in relation to amounts due under the remarketing contract.   The General Partner believes, as a result of a cross-complaint for breach of fiduciary duty, that the amount owed under the contract is approximately $250,000 and has recorded a liability in the financial statements in 2004. Legal fees have also increased from 2004 to 2005 due to this claim.

Item 3.  Controls and procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management (ATEL Financial Services, LLC as General Partner of the registrant, including the chief executive officer and chief financial officer), an evaluation of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures [as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934] was performed as of June 30, 2005.  Based upon this evaluation, the chief executive officer and the chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing, and timely reporting information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934; and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.

As disclosed in the Partnership’s annual report on Form 10-K for the year ended December 31, 2003, the chief executive and chief financial officer of the General Partner had identified certain enhanced controls needed to facilitate a more effective closing of the Partnership’s financial statements.  Specifically, the Partnership’s auditors advised management of a material weakness surrounding the financial statement closing process that they believe arose because ATEL’s accounting resources were not adequate to complete the closing of the books and preparation of financial statements in a timely manner.  However, it should be noted that the financial statements for that period were nevertheless issued with an unqualified opinion.  Since the beginning of 2004, ATEL hired a new corporate controller, added two assistant controllers and additional accounting staff personnel, and has instituted new procedures or revised existing procedures to ensure that the Partnership’s ability to execute internal controls in accounting and reconciliation in the closing process is adequate in all respects.  In connection with management’s review of the effectiveness of internal disclosure controls and procedures of the Partnership as of June 30, 2005, including communication with its auditors regarding the audit process, ATEL management has determined that it has successfully taken all steps necessary to resolve any outstanding issues with respect to its annual financial statement closing process and that its accounting resources are adequate to perform this process in a timely and accurate manner.  In connection with their audit of the Partnership and related programs for the year ended December 31, 2004, the independent accountants issued a no material weakness letter which indicates that no matters were noted involving internal control and its operation that the auditor considered to be material weaknesses as defined by the Public Company Accounting Oversight Board (United States).  Furthermore, all financial statements for the Partnership and related programs for 2004 were issued with unqualified opinions of the independent accountants.  The General Partner will continue to review its accounting procedures and practices to determine their effectiveness and adequacy and will take any steps deemed necessary in the opinion of the General Partner’s chief executive and chief financial officers to ensure the adequacy of the Partnership’s disclosure and accounting controls and procedures.

The General Partner’s chief executive officer and chief financial officer have determined that no weakness in financial and accounting controls and procedures had any material effect on the accuracy and completeness of the Partnership’s financial reporting and disclosure included in this report.

Changes in internal controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date nor were there any significant deficiencies or material weaknesses in our internal controls, except as described in the prior paragraphs.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Partnership.  In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Partnership’s financial position or results of operations.  No material legal proceedings are currently pending against the Partnership or against any of its assets except as noted below.

Railroad Technology Corporation (“RTC”) was engaged by the Partnership to perform remarketing of certain rail car assets.  The dispute involves the amount that is due under the contract and how that amount is to be determined.  RTC has filed a claim for $1,131,254.   The General Partner believes, as a result of a cross-complaint for breach of fiduciary duty, that the amount owed under the contract is approximately $0 to $250,000 and has recorded a liability in the financial statements in 2004.

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
August 15, 2005

ATEL CASH DISTRIBUTION FUND V, L.P.
(Registrant)

By: ATEL Financial Services LLC
General Partner of Registrant

By:	/s/ Dean L. Cash
Dean L. Cash
President and Chief Executive Officer
of General Partner

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi
Principal Financial Officer
Of Registrant