Form 10KSB/A
period 2004-12-31
ATEL CASH DISTRIBUTION FUND V L P
filed 2006-02-15
CIK 892875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB/A

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2004

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from      to
Commission File number 000-23842
ATEL Cash Distribution Fund V, L.P.
(Exact name of small business registrant as specified in its charter)

California	94-3165807
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)
600 California Street, 6th Floor, San Francisco, California 94108-2733
(Address of principal executive offices)
Registrant’s telephone number, including area code: (415) 989-8800
Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: Limited Partnership Units
Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange the Act). Yes ☐ No ☑
State the aggregate market value of voting stock held by non-affiliates of the registrant: Inapplicable
State the issuer’s revenues for the most recent fiscal year: $3,321,016.
The number of Limited Partnership Units outstanding as of December 31, 2004 was 12,471,600.
DOCUMENTS INCORPORATED BY REFERENCE
Prospectus dated February 22, 1993, filed pursuant to Rule 424(b) (Commission File No. 33-53162) is hereby incorporated by reference into Part IV hereof.

PART I
Item 1. BUSINESS
General Development of Business
ATEL Cash Distribution Fund V, L.P. (the “Partnership”) was formed under the laws of the State of California in September 1992. The Partnership was formed for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The General Partner of the Partnership is ATEL Financial Services, LLC (“AFS”). Prior to converting to a limited liability company structure, AFS was formerly known as ATEL Financial Corporation.
The Partnership conducted a public offering of 12,500,000 units of Limited Partnership interest (“Units”) at a price of $10 per Unit. As of November 15, 1994, the Partnership had received and accepted subscriptions for 12,500,000 ($125,000,000) Limited Partnership Units in addition to the Initial Limited Partners’ Units and the offering was terminated. Of those Units, 12,471,600 were issued and outstanding as of December 31, 2004.
The Partnership’s principal objectives were to invest in a diversified portfolio of equipment that would (i) preserve, protect and return the Partnership’s invested capital; (ii) generate substantial distributions to the partners of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period (“Reinvestment Period”) and (iii) provide significant distributions following the reinvestment period and until all equipment has been sold. The Partnership is governed by its Limited Partnership Agreement.
The Reinvestment Period ended December 31, 2000 and the Partnership is now in the final stages of its liquidation phase.
Narrative Description of Business
The Partnership acquired various types of equipment and leases such equipment pursuant to “Operating” leases and “Full Payout” leases, whereby “Operating” leases are defined as being leases in which the minimum lease payments during the initial lease term do not recover the full cost of the equipment and “Full Payout” leases recover such cost. It was the intention of AFS that no more than 25% of the aggregate purchase price of equipment would be subject to “Operating” leases upon final investment of the Net Proceeds of the Offering and that no more than 20% of the aggregate purchase price of equipment would be invested in equipment acquired from a single manufacturer.
The Partnership only purchased equipment for which a lease existed or for which a lease would be entered into at the time of the purchase. The Partnership has completed its initial acquisition stage with the investment of the net proceeds from the public offering of Units.
The Partnership’s objective was to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees that (i) had an aggregate credit rating by Moody’s Investor Service, Inc. of Baa or better, or the credit equivalent as determined by AFS, with the aggregate rating weighted to account for the original equipment cost for each item leased or (ii) were established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio could include equipment leased to lessees, which although deemed creditworthy by AFS, would not satisfy the general credit rating criteria for the portfolio. In excess of 75% of the equipment acquired with the net proceeds of the offering (based on original purchase cost) was leased to lessees with an aggregate credit rating of Baa or better or to such hospitals or municipalities as described in (ii) above.
AFS sought to limit the amount invested in equipment to any single lessee to not more than 20% of the aggregate purchase price of equipment owned at any time during the Reinvestment Period.
As set forth below, during 2004 and 2003, certain lessees generated significant portions of the Partnership’s total lease revenues as follows:

	Type of	Percentage of Total Lease
Lessee	Equipment	Revenues
		2004	2003
Union Pacific Railroad	Railroad Auto Racks	23%	13%
Florida Canyon Mining	Mining	22%	22%
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

	Purchase Price	Percentage
	Excluding	of Total
Asset Types	Acquisition Fees	Acquisitions
Transportation, over-the-road tractors and trailers	$34,546,518	18.47%
Furniture, fixtures and office equipment	24,145,180	12.91%
Transportation, other	18,454,853	9.87%
Mining equipment	15,986,308	8.55%
Transportation, intermodal containers	15,484,688	8.28%
Construction	15,335,327	8.20%
Materials handling	14,469,358	7.74%
Railroad locomotives	12,350,000	6.60%
Earth moving	11,943,745	6.39%
Transportation, rail cars	7,180,000	3.84%
Printing	4,707,508	2.52%
Other*	12,391,672	6.63%

	$186,995,157	100.00%

*	Individual amounts included in “Other” represent less than 2.5% of the total.

	Purchase Price	Percentage
	Excluding	of Total
Industry of Lessee	Acquisition Fees	Acquisitions
Transportation, rail	$45,670,556	24.42%
Mining	29,823,055	15.95%
Oil & gas	21,301,523	11.39%
Retail, foods	11,215,586	6.00%
Food processing	9,828,623	5.26%
Construction	9,410,789	5.03%
Chemicals	9,075,487	4.85%
Retail, restaurant	8,528,067	4.56%
Transportation, other	8,311,346	4.44%
Primary metals	7,526,037	4.02%
Manufacturing, other	6,815,862	3.64%
Manufacturing, auto/truck	6,690,185	3.58%
Printing	4,707,508	2.52%
Other *	8,090,533	4.34%

	$186,995,157	100.00%

*	Individual amounts included in “Other” represent less than 2.5% of the total.

Through December 31, 2004, the Partnership has disposed of certain leased assets as set forth below:

	Original
	Equipment Cost,		Excess of
	Excluding		Rents Over
Asset Types	Acquisition Fees	Sales Price	Expenses*
Transportation	$65,974,661	$33,831,027	$54,473,053
Furniture, fixtures and office equipment	22,209,670	8,314,618	18,925,245
Mining equipment	20,717,330	7,796,573	16,430,409
Materials handling	13,108,989	2,570,725	13,977,788
Office automation	4,593,822	970,163	4,813,683
Other	21,030,193	6,988,204	23,422,962

	$147,634,665	$60,471,310	$132,043,140

*	Includes only those expenses directly related to the production of the related rents.
For further information regarding the Partnership’s equipment lease portfolio as of December 31, 2004, see Note 4 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 7, Financial Statements and Supplementary Data.
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
Railroad Technology Corporation:
Railroad Technology Corporation (“RTC”) was engaged by the Partnership to perform remarketing of certain rail car assets. The dispute involves the amount that is due to RTC under the contract and how that amount is to be determined. In the fourth quarter of 2005, the Partnership and RTC agreed to settle the lawsuit for $500,000. Amounts have been accrued as of September 30, 2005 with ultimate payment being made in the fourth quarter of 2005.
Any amounts recovered from these unsecured claims will be recorded in the Partnership’s future financial statements as a recovery in the same line item to which they were originally recorded, typically a provision for doubtful accounts.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
Item 5. MARKET FOR REGISTRANT’S LIMITED PARTNERSHIP UNITS AND RELATED MATTERS
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
ERISA Valuation
In order to permit ERISA fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Partnership’s assets as of September 30, 2004. AFS calculated the estimated liquidation proceeds that would be realized by the Partnership, assuming an orderly disposition of all of the Partnership’s assets as of January 1, 2005. The estimates were based on the amount of remaining lease payments on existing Partnership leases, and the estimated residual values of the equipment held by the Partnership upon the termination of those leases. This valuation was based solely on AFS’s perception of market conditions and the types and amounts of the Partnership’s assets. No independent valuation was sought.
After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Partnership assets that would be distributed to Unit holders on liquidation of the Partnership, and divided the total so distributable by the number of outstanding Units. As of September 30, 2004, the value of the Partnership’s assets, calculated on this basis, was approximately $1.11 per Unit. The foregoing valuation was performed solely for the ERISA purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unit holder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Partnership may actually receive if and when it seeks to liquidate its assets, or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Partnership.
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
Statements contained in this Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), and elsewhere in this Form 10-KSB/A, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, economic recession and changes in general economic conditions, including fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Partnership’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Fund’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-KSB/A. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-KSB/A or to reflect the occurrence of unanticipated events, other than as required by law.
Restated Financial Results
This Form 10-KSB/A is being filed with the Securities and Exchange Commission (“SEC”) to reflect the restatement of ATEL Cash Distribution Fund V, L.P. Financial Statements as of and for the year ended December 31, 2004. Accordingly, the discussion and the amounts included in this MD&A have been revised to reflect the restated financial information.
The Partnership’s General Partner determined that the accounting methodology relating to the capitalization of initial direct cost (“IDC”) and fees must be modified to comply with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases.” As a result, the General Partner concluded that a portion of acquisition fees, which were capitalized and amortized by the Partnership in 2003 and prior periods as IDC, must be recharacterized as an expense. As a result, an amount initially capitalized and subsequently amortized as IDC expense in 2003, 2004 and 2005 will instead be completely expensed as of the end of 2002, resulting in an adjustment to decrease Partners’ Capital as of the beginning of 2003.
In addition to the changes described above, in the first quarter of 2003, the Partnership’s financial statements reflected and disclosed a net charge for an impairment of the value of certain assets which should have been recorded in the fourth quarter of 2002. The effect of recording the impairment in the first quarter of 2003 instead of the fourth quarter of 2002 was that the Partnership’s net income for the fourth quarter of 2002 was overstated, and loss for the first quarter of 2003 was overstated, in each case by the amount of the recorded impairment. Four additional adjustments have been made to the recognition of income and expenses. One item previously recorded in the first quarter of 2004 has instead been recorded in the fourth quarter of 2003 and in 2002 and thereby increases lease revenue in the fourth quarter of 2003 and in 2002 with a corresponding reduction in the first quarter of 2004. A second item involves recognition of additional cost reimbursed to General Partner for the fourth quarter of 2003 and a corresponding decrease in cost reimbursed to General Partner for the first quarter of 2004. A third item involves recognition of additional other expense related to tax payments for the fourth quarter of 2002 and a corresponding decrease in other expense for the second quarter of 2003. A fourth item involves expenses related to Railcar maintenance, Professional fees and other items that were previously recorded in the first quarter of 2003 have instead been recorded in the fourth quarter of 2002. Adjustment of the above items for years prior to 2003 are reflected as an adjustment to Partners’ capital as of the beginning of 2003.
The Partnership’s financial statements, included in Item 7 to this form 10-KSB/A, have been restated to reflect the results of the above adjustments. The adjustments had the effect of increasing 2004 net income by $11,567. This adjustment had no effect on income or loss per Limited Partnership Units. The restatement of prior periods had the effect of decreasing net loss in 2003 by $692,649, or $0.05 per Limited Partnership Unit, and decreasing beginning Partners’ Capital for years prior to 2003 by $709,790.
The net effect of the restatement items to the December 31, 2004 Partners’ Capital resulted in a decrease of $5,574 from $11,431,041 prior to the restatement to $11,425,467 after the restatement. See Note 3 to the Partnership’s Financial Statements for further discussion.
These adjustments were all non-cash transactions and did not effect distributions to the Limited Partners and General Partner.
Capital Resources and Liquidity
The Partnership’s public offering provided for a total maximum capitalization of $125,000,000. The Reinvestment Period ended December 31, 2000 and the Partnership is now in the final stages of its liquidation phase. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases and proceeds from asset sales exceed expenses, and decreasing as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.
The Partnership participated with AFS and certain of its affiliates in a revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. As of December 31, 2003, the Partnership was no longer a qualified borrower under the line of credit as the Partnership’s equity had fallen below the $15,000,000 minimum required in order to borrow. As of July 15, 2004, the Partnership is no longer a participant in the line of credit facility.
Through December 31, 2000, the Partnership anticipated reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment would occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to AFS and providing for cash distributions to the Limited Partners.

AFS or an affiliate may purchase equipment in its own name, the name of an affiliate or the name of a nominee, a trust or otherwise and hold title thereto on a temporary or interim basis for the purpose of facilitating the acquisition of such equipment or the completion of manufacture of the equipment or for any other purpose related to the business of the Partnership, provided, however that: (i) the transaction is in the best interest of the Partnership; (ii) such equipment is purchased by the Partnership for a purchase price no greater than the cost of such equipment to AFS or affiliate (including any out-of-pocket carrying costs), except for compensation permitted by the Operating Agreement; (iii) there is no difference in interest terms of the loans secured by the equipment at the time acquired by AFS or affiliate and the time acquired by the Partnership; (iv) there is no benefit arising out of such transaction to AFS or its affiliate apart from the compensation otherwise permitted by the Operating Agreement; and (v) all income generated by, and all expenses associated with, equipment so acquired will be treated as belonging to the Partnership.
The Partnership currently has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. AFS envisions no such requirements for operating purposes.
If inflation in the general economy becomes significant, it may affect the Partnership in as much as the residual (resale) values of the Partnership’s leased assets may increase as the costs of similar assets increase. However, the Partnership’s revenues from existing leases would not increase, as such rates are generally fixed for the terms of the leases without adjustment for inflation.
If interest rates increase significantly, the lease rates that the Partnership can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates. For detailed information on the Partnership’s debt obligations, see Note 5 in the notes to the financial statements in Item 7.
As of December 31, 2004 and 2003, cash balances consisted of working capital and amounts reserved for distributions in January 2005 and 2004, generated from operations in 2004 and 2003, respectively.
Through the term of the Partnership, the Partnership had borrowed $62,498,578 of non-recourse debt. As of December 31, 2004, the remaining unpaid balance was $4,106,709. The Partnership’s long-term borrowings are non-recourse to the Partnership, that is, the only recourse of the lender is to the equipment or corresponding lease acquired with the loan proceeds.
See Note 5 to the financial statements, non-recourse debt, as set forth in Part II, Item 7, Financial Statements and Supplementary Data, for additional information regarding non-recourse debt.
The Partnership commenced regular distributions, based on cash flows from operations, beginning with the second quarter of 1993. See Item 5 for additional information regarding the distributions.
Cash Flows
In 2004 and 2003, operating lease rents were the Partnership’s primary source of cash flows from operating activities. Cash flows from operations increased from $988,239 in 2003 to $1,450,650 in 2004, an increase of $462,411. This increase was mainly due to two factors; (i) an increase in net change in accounts receivable from ($72,448) in 2003 to $112,113 in 2004, an increase of $184,561; and (ii) an increase in net change in accounts payable from ($87,929) in 2003 to $331,524 in 2004, an increase of $419,453.
Sources and uses of cash from investing activities consisted of improvements on equipment on operating leases and proceeds from sales of lease assets. Financing lease rents increased from $465,430 in 2003 to $644,651 in 2004, an increase of $179,221. Proceeds from the sales of lease assets are not expected to be consistent from one period to another as the sales of lease assets are subject to various factors such as the timing of lease terminations, the timing of market demand and the condition and uniqueness of the assets subject to sale. Proceeds from sales of lease assets improved from $821,919 in 2003 to $1,203,720 in 2004, an increase of $381,801. The assets that were sold in 2004 had original costs of approximately $6,122,000. The assets sold in 2003 had an original cost of approximately $4,965,000. In 2003, assets sold consist primarily of containers. In 2004, assets sold consisted largely of rail transportation, construction equipment and containers. In 2004, the Partnership spent $2,527,416 on improvements of equipment on operating leases. This was absent in 2003.
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
Proceeds from sales of lease assets are not expected to be consistent from one period to another. The Partnership is a finite life equipment leasing fund, which will acquire leasing transactions during the period ending six years after completion of its public offering. On the termination of leases, assets may be re-leased or sold. Sales of assets are not scheduled and are created by opportunities within the marketplace. The Partnership will seek to acquire and lease a wide variety of assets and to enter into leases on a variety of terms. Some assets will be expected to have little or no value upon termination of the related leases, while others will be expected to have substantial value for re-lease or sale upon termination of the initial leases, and the anticipated residual values are a key factor in pricing and terms structured for each lease. The Partnership’s goal is to seek maximum return on its leased assets and will determine when and under what terms to dispose such assets during the course of its term.
Results of Operations
As of December 31, 2004, significant amounts of the Partnership’s assets were leased to lessees in certain industries as follows.

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
Operations in 2004 resulted in net income of $365,183 compared to a net loss of $223,855 in 2003. Operating lease revenues have edged up by $122,372 from 2003 to 2004. Direct financing lease revenues have decreased by $187,537 from 2003 to 2004. The Partnership is in the liquidation phase of its life cycle. As leases mature, the assets are returned to inventory and are subsequently sold. This reduces the amounts of equipment actually on lease and producing revenue. Decreasing operating lease revenues is the trend expected in future periods.
The 2004 other expense of $484,782 increased $290,028 from 2003 due to $250,000 legal expenses related to the Railroad Technology Corporation settlement as discussed in Item 3.
Gains on sales of assets increased by $329,846 from 2003 to 2004.
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
Recent Accounting Pronouncements
On October 13, 2004, the FASB concluded that SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which requires all companies to measure compensation cost for all share-based payments (including stock options and employee stock purchase plans) at fair value, will be effective for public companies for interim or annual periods beginning after June 15, 2005. Nonpublic companies will be required to adopt the new statement at the beginning of the first annual period beginning after December 15, 2005. The Partnership does not expect the adoption of SFAS 123R to have a material impact on its financial statements.
In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.
In December 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:
(i) Special purpose entities (“SPEs”) created prior to February 1, 2003. The Partnership must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.
(ii) Non-SPEs created prior to February 1, 2003. The Partnership is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

(iii) All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003.
The Partnership adopted FIN 46-R as of March 31, 2004. The adoption of FIN 46-R did not have a material impact on the Partnership’s financial position, results of operations, or liquidity.
Critical Accounting Policies
The policies discussed below are considered by management of the Partnership to be critical to an understanding of the Partnership’s financial statements because their application requires significantly complex or subjective judgments, decisions, or assessments, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. The Partnership also states these accounting policies in the notes to the financial statements and in relevant sections in this discussion and analysis. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.
Equipment on operating leases:
Equipment on operating leases is stated at cost. Depreciation is being provided by use of the straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases. Revenues from operating leases are recognized evenly over the lives of the related leases.
Direct financing leases:
Income from direct financing lease transactions is reported using the financing method of accounting, in which the Partnership’s investment in the leased property is reported as a receivable from the lessee to be recovered through future rentals. The income portion of each rental payment is calculated so as to generate a constate rate of return on the net receivable outstanding.
Allowances for losses on direct financing leases are typically established based on historical charge offs and collections experience and are usually determined by specifically identified lessees and billed and unbilled receivables.
Direct financing leases are placed in a non-accrual status based on specifically identified lessees. Such leases are only returned to an accrual status based on a case by case review of the General Partner. Direct financing leases are charged off on specific identification by the General Partner.
Asset valuation:
Recorded values of the Partnership’s asset portfolio are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the assets and its carrying value on the measurement date.
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
Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 10 through 25.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Partners
ATEL Cash Distribution Fund V, L.P.
We have audited the accompanying balance sheet of ATEL Cash Distribution Fund V, L.P. (“Partnership”) as of December 31, 2004, and the related statements of operations, changes in partners’ capital, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Cash Distribution Fund V, L.P. at December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 3 to the financial statements, the Partnership has restated its financial statements for the years ended December 31, 2004 and 2003.
/s/ ERNST & YOUNG LLP
San Francisco, California
March 9, 2005
Except for Note 3 and Note 12,
as to which the date is February 14, 2006

ATEL CASH DISTRIBUTION FUND V, L.P.
BALANCE SHEET
DECEMBER 31, 2004
(Restated)

ASSETS
Cash and cash equivalents	$3,421,926
Accounts receivable, net of allowance for doubtful accounts of $113,285	298,647
Investments in equipment and leases, net	12,549,921

Total assets	$16,270,494

LIABILITIES AND PARTNERS’ CAPITAL
Non-recourse debt	$4,106,709
Accounts payable and accruals:
General Partner	93,997
Other	625,855
Accrued interest payable	17,577
Unearned lease income	889

Total liabilities	4,845,027
Partners’ capital:
General Partner	197,222
Limited Partners	11,228,245

Total Partners’ capital	11,425,467

Total liabilities and Partners’ capital	$16,270,494

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2004 AND 2003
(Restated)

	2004	2003
Revenues:
Leasing activities:
Operating leases	$2,698,125	$2,575,753
Direct financing leases	105,750	293,287
Leveraged leases	—	2,356
Gain on sales of assets	457,269	127,423
Interest income	28,692	22,516
Other	31,180	10,570

	3,321,016	3,031,905
Expenses:
Depreciation of operating lease assets	1,095,445	1,405,433
Cost reimbursements to General Partner	516,907	659,269
Railcar maintenance	276,630	476,643
Equipment and incentive management fees to General Partner	203,007	195,683
Interest expense	145,841	32,249
Other management fees	130,142	106,639
Professional fees	91,791	83,090
Provision for doubtful accounts	11,288	102,000
Other	484,782	194,754

	2,955,833	3,255,760

Net income (loss)	$365,183	$(223,855)

Net income (loss):
General Partner	$3,652	$(2,239)
Limited Partners	361,531	(221,616)

	$365,183	$(223,855)

Net income (loss) per Limited Partnership unit	$0.03	$(0.02)
Weighted average number of units outstanding	12,471,600	12,471,600
See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
YEARS ENDED DECEMBER 31, 2004 AND 2003
(Restated)

			General
	Limited Partners		Partner	Total
	Units	Amount
Balance December 31, 2002, as previously reported	12,471,600	$18,662,098	$202,907	$18,865,005
Cumulative effect of prior period adjustments (see Note 3)	—	(702,692)	(7,098)	(709,790)

Balance December 31, 2002, as restated	12,471,600	17,959,406	195,809	18,155,215
Distributions to Limited Partners ($0.28 per Unit)	—	(3,437,499)	—	(3,437,499)
Net loss, as restated	—	(221,616)	(2,239)	(223,855)

Balance December 31, 2003, as restated	12,471,600	14,300,291	193,570	14,493,861
Distributions to Limited Partners ($0.28 per Unit)		(3,433,577)	—	(3,433,577)
Net income, as restated	—	361,531	3,652	365,183

Balance December 31, 2004, as restated	12,471,600	$11,228,245	$197,222	$11,425,467

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004 AND 2003
(Restated)

	2004	2003
Operating activities:
Net income (loss)	$365,183	$(223,855)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of operating lease assets	1,095,445	1,405,433
Leveraged lease income	—	(2,356)
Gain on sales of assets	(457,269)	(127,423)
Provision for doubtful accounts	11,288	102,000
Changes in operating assets and liabilities:
Accounts receivable	112,113	(72,448)
Accounts payable, General Partner	(127,705)	106,312
Accounts payable, other	459,229	(194,241)
Accrued interest payable	15,016	(1,042)
Unearned lease income	(22,650)	(4,141)

Net cash provided by operating activities	1,450,650	988,239

Investing activities:
Improvements of equipment on operating leases	(2,527,416)	—
Proceeds from sales of assets	1,203,720	821,919
Reduction of net investment in direct financing leases	644,651	465,430

Net cash provided by (used in) investing activities	(679,045)	1,287,349

Financing activities:
Distributions to Limited Partners	(3,433,577)	(3,437,499)
Repayments of non-recourse debt	(537,572)	(421,442)
Proceeds of non-recourse debt	4,180,667	217,596

Net cash provided by (used in) financing activities	209,518	(3,641,345)

Net increase (decrease) in cash and cash equivalents	981,123	(1,365,757)
Cash and cash equivalents at beginning of year	2,440,803	3,806,560

Cash and cash equivalents at end of year	$3,421,926	$2,440,803

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$130,825	$33,291

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
1. Organization and Limited Partnership matters:
ATEL Cash Distribution Fund V, L.P. (the “Partnership”) was formed under the laws of the state of California in September 1992 for the purpose of acquiring equipment to engage in equipment leasing and sales activities, primarily in the United States. The Partnership may continue until December 31, 2013.
Upon the sale of the minimum amount of Units of Limited Partnership interest (“Units”) of $1,200,000 and the receipt of the proceeds thereof on March 19, 1993, the Partnership commenced operations.
The General Partner of the Partnership is ATEL Financial Services, LLC (“AFS”). Prior to converting to a limited liability company structure, AFS was formerly known as ATEL Financial Corporation. AFS is a wholly owned subsidiary of ATEL Capital Group.
The Partnership’s business consists of leasing various types of equipment. As of December 31, 2004, the original terms of the leases ranged from one to ten years. The Partnership is now in the final stages of its liquidation phase.
Pursuant to the Limited Partnership Agreement, AFS receives compensation and reimbursements for services rendered on behalf of the Partnership (See Notes 6 and 7). AFS is required to maintain in the Partnership reasonable cash reserves for working capital, the repurchase of Units and contingencies.
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
Lease terms:
The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees and the terms to be negotiated, but initial leases are expected to generally be for terms of from 36 to 84 months.

ATEL CASH DISTRIBUTION FUND V, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
2. Summary of significant accounting policies (continued):
Income taxes:
The Partnership does not provide for income taxes since all income and losses are the liability of the individual partners and are allocated to the partners for inclusion in their individual tax returns.
The tax basis of the Partnership’s net assets and liabilities varies from the amounts presented in these financial statements at December 31, 2004:

Financial statement basis of net assets, as restated	$11,425,467
Tax basis of net assets (unaudited)	16,251,314

Difference	$4,825,847

The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Partnership’s tax returns. The differences below also reflect the impact due to the restatement which is described in Note 3.
The following reconciles the net income (loss) reported in these financial statements to the income (loss) reported on the Partnership’s federal tax return (unaudited) for each of the years ended December 31:

	2004	2003
Net income (loss) per financial statements, as restated	$365,183	$(223,855)
Reconciling item- impact due to restatement (Note 3)	(11,567)	(692,649)
Tax adjustments (unaudited):
Adjustment to depreciation expense	512,717	323,733
Provisions for losses and doubtful accounts	14,000	645,426
Adjustments to revenues	1,039,059	(2,143,250)

Net income (loss) per federal tax return (unaudited)	$1,919,392	$(2,090,595)

Per unit data:
Net income and distributions per unit are based upon the weighted average number of units outstanding during the period.
Asset valuation:
Recorded values of the Partnership’s asset portfolio are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the assets and its carrying value on the measurement date.
Segment reporting:
The Partnership adopted the provisions of SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes annual and interim standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenue, and its major customers. The Partnership is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly the Partnership operates in one reportable operating segment in the United States.
The Partnership believes that its equipment leasing business operates as one reportable segment because: a) the Partnership measures profit and loss at the equipment portfolio level as a whole; b) the chief operating decision makers do not review

ATEL CASH DISTRIBUTION FUND V, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
2. Summary of significant accounting policies (continued):
information based on any operating segment other than the equipment leasing transaction portfolio; c) the Partnership does not maintain discrete financial information on any specific segment other than its equipment financing operations; d) the Partnership has not chosen to organize its business around different products and services other than equipment lease financing; and e) the Partnership has not chosen to organize its business around geographic areas.
The Partnership’s geographic operating revenues by continent for each of the years ended December 31, 2002, 2003 and 2004 is in North America.
Credit risk:
Financial instruments that potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents, accounts receivable, direct finance lease receivables and other receivables. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating leases. See Note 8 for a description of lessees by industry as of December 31, 2004.
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
Direct financing leases
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
Direct financing leases are placed in a non-accrual status based on specifically identified lessees. Such leases are only returned to an accrual status based on a case by case review of the General Partner. Direct financing leases are charged off on specific identification by the General Partner.
Interest income
The Partnership records loans at the principal amount outstanding plus accrued interest. A loan is placed on non-accrual status and interest income ceases to be recognized when collection of contractual loan payments is doubtful. Payments received for loans that have been placed on non-accrual status are recognized as return of principal. The Partnership resumes interest recognition on loans on non-accrual status after recovery of outstanding principal or an assessment by the Partnership that future payments are reasonably assured, if earlier.
Recent accounting pronouncements:
On October 13, 2004, the FASB concluded that SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which requires all companies to measure compensation cost for all share-based payments (including stock options and employee stock purchase plans) at fair value, will be effective for public companies for interim or annual periods beginning after June 15, 2005. Nonpublic companies will be required to adopt the new statement at the beginning of the first annual period beginning after December 15, 2005. The Partnership does not expect the adoption of SFAS 123R to have a material impact on its financial statements.
In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” The primary objectives of this interpretation are to provide guidance on the identification of entities

ATEL CASH DISTRIBUTION FUND V, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
2. Summary of significant accounting policies (continued):
for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.
In December 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:
(i) Special purpose entities (“SPEs”) created prior to February 1, 2003. The company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.
(ii) Non-SPEs created prior to February 1, 2003. The company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.
(iii) All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003.
The Partnership adopted FIN 46-R as of March 31, 2004. The adoption of FIN 46-R did not have a material impact on the Partnership’s financial position, results of operations or liquidity.
3. Restated financial results:
The Partnership’s financial statements reflect the restatement of ATEL Cash Distribution Fund V, L.P. Financial Statements as of December 31, 2004 and for each of the two years then ended.
The Partnership’s General Partner determined that the accounting methodology relating to the capitalization of initial direct cost (“IDC”) and fees must be modified to comply with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases.” As a result, the General Partner concluded that a portion of acquisition fees, which were capitalized and amortized by the Partnership in 2003 and prior periods as IDC, must be recharacterized as an expense. As a result, an amount initially capitalized and subsequently amortized as IDC expense in 2003, 2004 and 2005 will instead be completely expensed as of the end of 2002, resulting in an adjustment to decrease Partners’ Capital as of the beginning of 2003.
In addition to the changes described above, in the first quarter of 2003, the Partnership’s financial statements reflected and disclosed a net charge for an impairment of the value of certain assets which should have been recorded in the fourth quarter of 2002. The effect of recording the impairment in the first quarter of 2003 instead of the fourth quarter of 2002 was that the Partnership’s net income for the fourth quarter of 2002 was overstated, and loss for the first quarter of 2003 was overstated, in each case by the amount of the recorded impairment. Four additional adjustments have been made to the recognition of income and expenses. One item previously recorded in the first quarter of 2004 has instead been recorded in the fourth quarter of 2003 and in 2002 and thereby increases lease revenue in the fourth quarter of 2003 and in 2002 with a corresponding reduction in the first quarter of 2004. A second item involves recognition of additional cost reimbursed to General Partner for the fourth quarter of 2003 and a corresponding decrease in cost reimbursed to General Partner for the first quarter of 2004. A third item involves recognition of additional other expense related to tax payments for the fourth quarter of 2002 and a corresponding decrease in other expense for the second quarter of 2003. A fourth item involves expenses related to Railcar maintenance, Professional fees and other items that were previously recorded in the first quarter of 2003 have instead been recorded in the fourth quarter of 2002. Adjustment of the above items for years prior to 2003 are reflected as an adjustment to Partners’ capital as of the beginning of 2003.

ATEL CASH DISTRIBUTION FUND V, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
3. Restated financial results (continued):
The following tables represent the effects of the restatement for the correction of these errors on the Partnership’s financial statements as of December 31, 2004 and for each of the two years then ended:
Restatement adjustments for years ended December 31:

	Adjustment	Adjustment
	to net income	to net loss
	increase	(increase)
	(decrease)	decrease
	2004	2003
Operating leases, revenues	$(43,328)	$12,465
Cost reimbursements to General Partner	49,750	(49,750)
Railcar maintenance	—	21,108
Impairment loss	—	543,426
Amortization of initial direct costs	5,145	21,518
Professional fees	—	17,566
Other expense	—	126,316

Net change in net income and in net loss	$11,567	$692,649

Net change in net income and in net loss:
General Partner	$116	$6,926
Limited Partners	11,451	685,723

	$11,567	$692,649

Net change in net income and in net loss per Limited Partnership Unit	$0.00	$0.05
Balance Sheets (Condensed) as of December 31:

	2004
	As reported	Restated
Assets:
Investments in equipment and leases, net	$12,555,495	$12,549,921
Total assets	$16,276,068	$16,270,494

Partners’ capital:
General Partner	$197,278	$197,222
Limited Partners	11,233,763	11,228,245

Total Partners’ capital	$11,431,041	$11,425,467

Total liabilities and Partners’ capital	$16,276,068	$16,270,494

ATEL CASH DISTRIBUTION FUND V, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
3.	Restated financial results (continued):

Statements of Operations (Condensed) for the years ended December 31:

	2004		2003
	As reported	Restated	As reported	Restated
Revenues:
Leasing activities:
Operating leases	$2,741,453	$2,698,125	$2,563,288	$2,575,753

Total revenues	$3,364,344	$3,321,016	$3,019,440	$3,031,905

Expenses:
Cost reimbursements to General Partner	$566,657	$516,907	$609,519	$659,269
Railcar maintenance	$276,630	$276,630	$497,751	$476,643
Impairment losses	$—	$—	$543,426	$—
Amortization of initial direct costs	$5,145	$—	$21,518	$—
Professional fees	$91,791	$91,791	$100,656	$83,090
Other	$484,782	$484,782	$321,070	$194,754

Total expenses	$3,010,728	$2,955,833	$3,935,944	$3,255,760

Net income (loss)	$353,616	$365,183	$(916,504)	$(223,855)

Net income (loss):
General Partner	$3,536	$3,652	$(9,165)	$(2,239)
Limited Partners	350,080	361,531	(907,339)	(221,616)

	$353,616	$365,183	$(916,504)	$(223,855)

Net income (loss) per Limited Partnership Unit	$0.03	$0.03	$(0.07)	$(0.02)
     Statements of Cash Flows (Condensed) for the years ended December 31:

	2004		2003
	As reported	Restated	As reported	Restated
Operating activities:
Net income (loss)	$353,616	$365,183	$(916,504)	$(223,855)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Amortization of initial direct costs	$5,145	$—	$21,518	$—
Impairment losses	$—	—	$543,426	$—
Accounts receivable	$68,785	$112,113	$(59,983)	$(72,448)
Accounts payable, General Partner	$(77,955)	$(127,705)	$56,562	$106,312
Accounts payable, other	$459,229	$459,229	$(29,251)	$(194,241)

ATEL CASH DISTRIBUTION FUND V, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
4. Investments in equipment and leases, net:
The Partnership’s investments in equipment and leases consist of the following:

			Depreciation /
			Amortization
			Expense or
			Amortization of
			Direct
	December 31,		Financing	Reclassi-	December 31,
	2003		Leases	fications or	2004
	Restated	Additions	Restated	Dispositions	Restated
Net investment in operating leases	$11,027,461	$2,527,416	$(1,095,445)	$(312,464)	$12,146,968
Net investment in direct financing leases	644,651	—	(644,651)	—	—
Assets held for sale or lease, net of accumulated depreciation of $306,133 in 2004 and $719,138 in 2003	836,940	—	—	(433,987)	402,953

	$12,509,052	$2,527,416	$(1,740,096)	$(746,451)	$12,549,921

Impairment of investments in leases and assets held for sale or lease:
Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. No impairment losses were recorded in either 2004 or 2003.
Depreciation expense on property subject to operating leases and assets held for lease or sale consist of the following for the years ended December 31:

	2004	2003
Depreciation of operating lease assets	$1,095,445	$1,405,433

All of the property on leases was acquired in the years 1993 through 2004.
Operating leases:
Property on operating leases consists of the following:

			Reclassi-
	December 31,		fications or	December 31,
	2003	Additions	Dispositions	2004
Transportation	$22,978,415	$2,527,416	$(1,656,972)	$23,848,859
Manufacturing	1,470,000	—	—	1,470,000
Construction	1,578,088	—	(1,578,088)	—
Materials handling	35,624	—	400	36,024

	26,062,127	2,527,416	(3,234,660)	25,354,883
Less accumulated depreciation	(15,034,666)	(1,095,445)	2,922,196	(13,207,915)

Total	$11,027,461	$1,431,971	$(312,464)	$12,146,968

ATEL CASH DISTRIBUTION FUND V, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
4. Investments in equipment and leases, net (continued):
At December 31, 2004, the aggregate amounts of future minimum lease payments under operating leases are as follows:

Year ending
December 31,
2005	$2,154,828
2006	1,910,941
2007	1,469,329
2008	1,145,899
2009	1,142,749
2010	483,698

$8,307,444

Direct financing leases:
As of December 31, 2004, there were no investments in direct financing leases.
The Partnership utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows:

Equipment category	Useful Life
Manufacturing	10 - 20
Transportation	7 - 10
Materials Handling	7 - 10
Construction	5 -7
5. Non-recourse debt:
At December 31, 2004, non-resource debt consists of notes payable to financial institutions. The notes are due in varying monthly and quarterly payments. Interest on the notes is at fixed rates ranging from 5.0% to 7.1%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2004, the carrying value of the pledged assets is approximately $4,483,159. The notes mature from 2006 through 2010.
As of December 31, 2004, future minimum payments of non-recourse debt are as follows:

Year ending
December 31,	Principal	Interest	Total
2005	$756,708	$193,024	$949,732
2006	705,716	152,625	858,341
2007	727,412	116,807	844,219
2008	764,994	79,226	844,220
2009	804,517	39,702	844,219
2010	347,362	4,396	351,758

	$4,106,709	$585,780	$4,692,489

6. Related party transactions:
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

ATEL CASH DISTRIBUTION FUND V, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
6. Related party transactions (continued):
Each of ATEL Leasing Corporation (“ALC”), ATEL Equipment Corporation (“AEC”), ATEL Investor Services (“AIS”) and ATEL Financial Services, LLC is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Partnership. Acquisition services are performed for the Partnership by ALC; equipment management, lease administration and asset disposition services are performed by AEC; investor relations and communications services are performed by AIS; and general administrative services for the Partnership are performed by AFS.
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

	2004	2003
	Restated	Restated
Costs reimbursed to General Partner, as restated	$516,907	$659,269
Incentive and equipment management fees to General Partner	203,007	195,683

	$719,914	$854,952

The General Partner makes certain payments to third parties on behalf of the Partnership for convenience purposes. During the years ended December 31, 2004 and 2003, the General Partner made such payments of $213,166 and $374,179, respectively.
7. Partners’ capital:
As of December 31, 2004, 12,471,600 Units were issued and outstanding (in addition to the Units issued to the Initial Limited Partners). The Partnership is authorized to issue up to 12,500,000 Units of Limited Partnership interest in addition to those issued to the initial Limited Partners.
As defined in the Limited Partnership Agreement, the Partnership’s Net Profits, Net Losses, and Tax Credits are to be allocated 99% to the Limited Partners and 1% to AFS.
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
8. Concentration of credit risk and major customers:
The Partnership has leased equipment to lessees in diversified industries. Leases are subject to AFS’s credit committee review. The leases provide for the return of the equipment upon default.
The Partnership is no longer acquiring equipment. As assets have been sold upon maturity of the related leases, concentrations have arisen in certain industries due to the decreasing number of remaining leases and assets.

ATEL CASH DISTRIBUTION FUND V, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
8. Concentration of credit risk and major customers (continued):
As of December 31, 2004, there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

Rail transportation	67%
Mining	22%
During 2004, two customers comprised 23% and 22% of the Partnership’s revenues from leases. During 2003, two customers each comprised 22% and 13% of the Partnership’s revenues from leases.
9. Fair value of financial instruments:
The recorded amounts of the Partnership’s cash and cash equivalents, accounts receivable, accounts payable and accruals at December 31, 2004 approximate fair value because of the liquidity and short-term maturity of these instruments.
Non-recourse debt:
The fair value of the Partnership’s non-recourse debt is estimated using discounted cash flow analyses, based on the Partnership’s current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Partnership’s non-recourse debt at December 31, 2004 is $4,011,899.
10. Provisions for doubtful accounts:

Allowance for doubtful
accounts -Accounts
Receivables
Balance December 31, 2002	$75,285
Provision	102,000
Charge offs	(78,000)

Balance December 31, 2003	99,285
Provision	11,288
Recovery	2,712

Balance December 31, 2004	$113,285

11. Guarantees:
The Partnership enters into contracts that contain a variety of indemnifications. The Partnership’s maximum exposure under these arrangements is unknown. However, the Partnership has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.
In the normal course of business, the Partnership enters into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, management contracts, loan agreements, credit lines and other debt facilities. It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties — in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations — also assume an obligation to indemnify and hold the other contracting party harmless for such breaches, for harm caused by such party’s gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract. The General Partner has substantial experience in managing similar leasing programs subject to similar contractual commitments in similar transactions, and the losses and claims arising from these commitments have been insignificant, if any. Generally, to the extent these contracts are performed in the ordinary course of business under the reasonable business judgment of the General Partner, no liability will arise as a result of these provisions. The General Partner has no reason to believe that the facts and circumstances relating to the Partnership’s contractual commitments differ from those it has entered into on behalf of the prior programs it has managed. The General Partner knows of no facts or circumstances that would make the Partnership’s contractual commitments outside standard mutual covenants applicable to commercial transactions between businesses. Accordingly, the Partnership believes that these indemnification obligations are made in the ordinary course of business as part of standard commercial and industry practice, and that any potential liability under the Partnership’s similar

ATEL CASH DISTRIBUTION FUND V, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
11. Guarantees (continued):
commitments is remote. Should any such indemnification obligation become payable, the Partnership would separately record and/or disclose such liability in accordance with GAAP.
12. Subsequent event:
In the fourth quarter of 2005, the Partnership and Railroad Technology Corporation agreed to settle their lawsuit for $500,000. At December 31, 2004, $250,000 had been accrued. The remaining portion of the settlement was accrued as of September 30, 2005 and the settlement payment was made during the fourth quarter of 2005.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
Item 8A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As more fully disclosed in Note 3 to the financial statements, the Partnership’s financial statements have been restated. The Partnership’s General Partner’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that the circumstances leading to the restatement of the Partnership’s financial statements for the year ended December 31, 2004 and 2003, constituted a material weakness in the Partnership’s internal control over financial reporting.
The Partnership does not control the financial reporting process, and is dependent on the General Partner, who is responsible for providing the Partnership with financial statements in accordance with generally accepted accounting principles. The General Partner’s disclosure controls and procedures over the: a) application of generally accepted accounting principles for leasing transactions (specifically, timely identification and recording of impairment in leased assets, accumulating and capitalizing costs for initiating leases, and properly amortizing costs associated with the initiation of a lease); b) allocation of costs incurred by the General Partner on behalf of the Partnership; c) process of identifying and estimating liabilities in the correct period; and d) financial statement close process, including evaluating the relative significance of misstatements, were determined to be ineffective and constitute material weaknesses in internal control over financial reporting.
Changes in internal control
The Partnership believes that the following corrective actions taken as a whole will address the material weakness in its disclosure controls and procedures that caused the restatement of financial statements described above, including changes in the Partnership’s internal control over financial reporting. These corrective actions are as follows:
First, management has reorganized the review and backup procedures for its periodic accounting by its accounting staff including, among other things, accrual of expenses and reimbursement to the General Partner, and will add additional accounting personnel to implement these enhanced review and backup procedures. The Partnership’s controls over the selection and application of accounting policies will be enhanced. Senior management’s review and approval is required for the selection, adoption, application, and change of all accounting policies. In the event of an adoption, or a change in the method of application, of a significant accounting policy, management will consult with the Partnership’s independent registered public accounting firm.
Second, management will implement a periodic reaffirmation process for evaluating the applicability and proper application of our existing significant accounting policies.
Third, the effects of these changes have been incorporated in the Partnership’s restatement of the affected financial statements included in this Annual Report on Form 10-KSB/A.

PART III
Item 9. DIRECTORS AND EXECUTIVE OFFICERS
The registrant is a Limited Partnership and, therefore, has no officers or directors.
All of the outstanding capital stock of ATEL Financial Services, LLC (the General Partner) is held by ATEL Capital Group (“ACG”), a holding company formed to control ATEL and affiliated companies. The outstanding voting capital stock of ATEL Capital Group is owned 100% by Dean Cash.
Each of ATEL Leasing Corporation (“ALC”), ATEL Equipment Corporation (“AEC”), ATEL Investor Services (“AIS”) and ATEL Financial Services, LLC (“AFS”) is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Partnership. Acquisition services are performed for the Partnership by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Partnership are performed by AFS. ATEL Securities Corporation (“ASC”) is a wholly-owned subsidiary of AFS.
The officers and directors of ATEL Capital Group and its affiliates are as follows:

Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (General Partner)

Paritosh K. Choksi	Executive Vice President and Chief Financial and Operating Officer of ATEL Financial Services, LLC (General Partner)

Vasco H. Morais	Senior Vice President, Secretary and General Counsel of ATEL Financial Services, LLC (General Partner)
Dean L. Cash, age 55, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.
Paritosh K. Choksi, age 52, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.
Vasco H. Morais, age 47, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.
Audit Committee
ATEL Leasing Corporation is the managing member of ATEL Financial Services, LLC. ATEL Financial Services, LLC is the General Partner of the registrant. The board of directors of ATEL Leasing Corporation acts as the audit committee of the registrant. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of ALC and are deemed to be financial experts. They are not independent of the Partnership.
Code of Ethics
ACG on behalf of AFS and ALC has adopted a code of ethics for its Chief Executive Officer and Chief Financial and Operating Officer. The Code of Ethics is included as Exhibit 14.1 to this report.
Item 10. EXECUTIVE COMPENSATION
The registrant is a Limited Partnership and, therefore, has no officers or directors.
Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its Affiliates. The amount of such remuneration paid for the years ended December 31, 2004 and 2003 is set forth in Item 7 of this report under the caption “Financial Statements and Supplementary Data — Notes to the Financial Statements — Related party transactions,” at Note 6 thereof, which information is hereby incorporated by reference.
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
Equipment Management Fees
As compensation for its services rendered generally in managing or supervising the management of the Partnership’s equipment and in supervising other ongoing services and activities including, among others, arranging for necessary maintenance and repair of equipment, collecting revenue, paying operating expenses, determining the equipment is being used in accordance with all operative contractual arrangements, property and sales tax monitoring and preparation of financial data, AFS or its affiliates are entitled to receive management fees which are payable for each fiscal quarter and are to be in an amount equal to (i) 5% of the gross lease revenues from “operating” leases and (ii) 2% of gross lease revenues from “full payout” leases which contain net lease provisions. See Note 6 to the financial statements included at Item 7 of this report for amounts paid.
Incentive Management Fees
As compensation for its services rendered in establishing and maintaining the composition of the Partnership’s equipment portfolio and its acquisition and debt strategies and supervising fund administration including supervising the preparation of reports and maintenance of financial and operating data of the Partnership, Securities and Exchange Commission and Internal Revenue Service filings, returns and reports, AFS is entitled to receive the Partnership management fee which shall be payable for each fiscal quarter and shall be an amount equal to 5% of distributions of cash from operations until such time as the Limited Partners have received aggregate distributions of cash from operations in an amount equal to their original invested capital plus a 10% per annum return on their average adjusted invested capital (as defined in the Limited Partnership Agreement). Thereafter, the incentive management fee shall be 15% of all distributions of cash from operations, sales or refinancing. See Note 6 to the financial statements included at Item 7 of this report for amounts paid.
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
Equipment Re-lease Fee
As compensation for providing re-leasing services, AFS is entitled to receive fees equal to 2% of the gross rentals or the comparable competitive rate for such services relating to comparable equipment, whichever is less, derived from the re-lease provided that (i) AFS or their affiliates have and will maintain adequate staff to render such services to the Partnership, (ii) no such re-lease fee is payable in connection with the re-lease of equipment to a previous lessee or its affiliates, (iii) AFS or its affiliates have rendered substantial re-leasing services in connection with such re-lease and (iv) AFS or its affiliates are compensated for rendering equipment management services. To date, $922 has been accrued and is unpaid.
General Partner’s Interest in Operating Proceeds
Net income, net loss and investment tax credits are allocated 99% to the Limited Partners and 1% to AFS. See the statements of income included in Item 7 of this report for the amounts allocated to the General and Limited Partners in 2004 and 2003.
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Security Ownership of Certain Beneficial Owners
At December 31, 2004, no investor is known to the Partnership to hold beneficially more than 5% of the issued and outstanding Units.
Security Ownership of Management
The ultimate shareholders of AFS are beneficial owners of Limited Partnership Units as follows:

	(2)	(3)	(4)
(1)	Name and Address of	Amount and Nature of	Percent
Title of Class	Beneficial Owner	Beneficial Ownership	of Class
Limited Partnership Units	Dean Cash 600 California Street, 6th Floor San Francisco, CA 94108	Initial Limited Partner Units 25 Units ($250) (owned by wife)	0.0002%
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
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The responses to Item 1 of this report under the caption “Equipment Leasing Activities,” Item 7 of this report under the caption “Financial Statements and Supplemental Data — Notes to the Financial Statements — Related party transactions” at Note 6 thereof, and Item 10 of this report under the caption “Executive Compensation,” are hereby incorporated by reference.
Item 13. EXHIBITS

(a)	Exhibits

(3) and (4) Agreement of Limited Partnership, included as Exhibit B to Prospectus (Exhibit 28.1), is incorporated herein by reference to the Report on Form 10-KSB for the period ended December 31, 1993 (File No. 33-53162)
(14.1) Code of Ethics
(31.1) Certification of Paritosh K. Choksi
(31.2) Certification of Dean L. Cash
(32.1) Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash
(32.2) Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
During the most recent two years, the Partnership incurred audit, audit related, tax and other fees with its principal auditors as follows:

	2004	2003
Audit fees	$24,041	$30,302
Audit related fees	—	—
Tax fees	25,792	32,550
Other	—	—

	$49,833	$62,852

The Partnership has restated its audited financial statements for the years ended December 31, 2004 and 2003, as well as the unaudited interim statements for the first and second quarters of 2005. The audit fees incurred for auditing the restated financial statements for the years ended December 31, 2004 and 2003 will be included under this Item 14 as audit related fees in the registrant’s annual report on Form 10-KSB for the year ended December 31, 2005.
ATEL Leasing Corporation is the managing member of ATEL Financial Services, LLC. ATEL Financial Services, LLC is the General Partner of the registrant. The board of directors of ATEL Leasing Corporation acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of ATEL Leasing Corporation acting on behalf the board of directors of ATEL Leasing Corporation in its role as the audit committee of the Partnership.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 15, 2006
ATEL Cash Distribution Fund V, L.P.
(Registrant)

By:	ATEL Financial Services, LLC
General Partner of Registrant

By:	/s/ Dean Cash
Dean Cash,
President and Chief Executive Officer of
ATEL Financial Services, LLC (General Partner)

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi,
Executive Vice President and Chief Financial and Operating Officer of
ATEL Financial Services, LLC (General Partner)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITIES	DATE

/s/ Dean Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (General Partner)	February 15, 2006
Dean Cash

/s/ Paritosh K. Choksi	Executive Vice President and Chief Financial and Operating Officer	February 15, 2006
Paritosh K. Choksi	of ATEL Financial Services, LLC (General Partner)

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-KSB/A, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.