Form 10QSB
period 2005-09-30
ATEL CASH DISTRIBUTION FUND V L P
filed 2007-06-18
CIK 892875

Form 10-QSB

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2005

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the issuer’s revenues for the most recent fiscal year: $3,321,016

The number of Limited Partnership Units outstanding as of September 30, 2005 was 12,471,600.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

None

ATEL CAS H DISTRIBUTION FUND V, L.P.

Part I. FI NANCIAL INFORMATION

Item 1.	Financial St atements (unaudited).

A TEL CASH DISTRIBUTION FUND V, L.P.

BALANCE SHEET

SEPTEMBER 30, 2005

(Unaudited)

ASSETS
Cash and cash equivalents	$1,309,195
Accounts receivable, net of allowance for doubtful accounts of $139,318	189,308
Prepaid expenses	67,104
Investments in equipment and leases, net	11,542,635

Total assets	$13,108,242

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accruals:
General Partner	$72,770
Other	779,660
Accrued interest payable	15,067
Non-recourse debt	3,559,168
Unearned operating lease income	1,573

Total liabilities	4,428,238

Partners’ capital:
General Partner	194,705
Limited Partners	8,485,299

Total Partners’ capital	8,680,004
Total liabilities and Partners’ capital	$13,108,242

See accompanying notes.

ATE L CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED

SEPTEMBER 30, 2005 AND 2004

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Leasing activities:
Operating leases	$683,740	$686,352	$2,092,846	$2,017,908
Direct financing leases	—	20,167	—	100,535
Gain (loss) on sales of assets	(15,905)	42,005	120,717	45,741
Interest income	8,018	10,302	25,244	16,799
Other	53,620	87	59,621	1,106

Total revenues	729,473	758,913	2,298,428	2,182,089

Expenses:
Depreciation of operating lease assets	314,459	192,865	889,219	797,481
Cost reimbursements to General Partner	143,180	159,009	395,017	388,032
Interest expense	46,143	55,694	146,260	92,365
Railcar and equipment maintenance	90,368	82,014	195,269	216,407
Equipment and incentive management fees to General Partner	26,309	75,415	78,872	138,327
Other management fees	21,928	24,377	52,993	109,842
Professional fees	114,798	12,648	319,331	53,606
Provision for doubtful accounts	—	5,000	26,033	8,393
Amortization of initial direct costs	—	1,286	—	3,859
Provision for claims	250,000	—	250,000	250,000
Other	49,209	118,287	197,177	187,480

Total expenses	1,056,394	726,595	2,550,171	2,245,792

Net income (loss)	$(326,921)	$32,318	$(251,743)	$(63,703)

Net income (loss):
General Partner	$(3,269)	$323	$(2,517)	$(637)
Limited Partners	(323,652)	31,995	(249,226)	(63,066)

	$(326,921)	$32,318	$(251,743)	$(63,703)

Net income (loss) per Limited Partnership unit	$(0.03)	$0.00	$(0.02)	$(0.01)
Weighted average number of units outstanding	12,471,600	12,471,600	12,471,600	12,471,600

See accompanying notes.

AT EL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2004

AND FOR THE NINE MONTH PERIOD

ENDED SEPTEMBER 30, 2005

(Unaudited)

	Limited Partners
	Units	Amount	General Partner	Total
Balance December 31, 2003	12,471,600	$14,300,291	$193,570	$14,493,861
Distributions to Limited Partners ($0.28 per Unit)	—	(3,433,577)	—	(3,433,577)
Net income	—	361,531	3,652	365,183

Balance December 31, 2004	12,471,600	11,228,245	197,222	11,425,467
Distributions to Limited Partners ($0.20) per Unit	—	(2,493,720)	—	(2,493,720)
Net loss	—	(249,226)	(2,517)	(251,743)

Balance September 30, 2005	12,471,600	$8,485,299	$194,705	$8,680,004

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF CASH FLOWS

THREE AND NINE MONTH PERIODS ENDED

SEPTEMBER 30, 2005 AND 2004

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating activities:
Net income (loss):	$(326,921)	$32,318	$(251,743)	$(63,703)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Depreciation of operating lease assets	314,459	192,865	889,219	797,481
Amortization of initial direct costs	—	1,286	—	3,859
Provision for doubtful accounts	—	5,000	26,033	8,393
Loss (gain) on sales of lease assets	15,905	(42,005)	(120,717)	(45,741)
Changes in operating assets and liabilities:
Accounts receivable	(13,557)	24,327	83,306	237,346
Prepaid expenses	(57,227)	—	(67,104)	—
Accounts payable and accruals:
General Partner	8,682	(19,700)	(21,227)	(169,584)
Other	313,522	26,587	153,805	215,490
Interest payable	(938)	6,857	(2,510)	15,759
Unearned operating lease income	(32,792)	(59,451)	684	(23,155)

Net cash provided by operating activities	221,133	168,084	689,746	976,145

Investing activities:
Improvements to operating lease equipment	(12,110)	(798,935)	(246,605)	(1,541,216)
Reduction of net investment in direct financing lease	—	167,333	—	462,365
Proceeds from sales of lease assets	139,045	94,368	485,389	348,817

Net cash provided by (used in) investing activities	126,935	(537,234)	238,784	(730,034)

Financing activities:
Proceeds from non-recourse debt	—	—	—	4,180,667
Distributions to Limited Partners	—	(1,558,577)	(2,493,720)	(3,433,577)
Repayments of non-recourse debt	(206,340)	(166,211)	(547,541)	(376,742)

Net cash provided by (used in) financing activities	(206,340)	(1,724,788)	(3,041,261)	370,348

Net increase (decrease) in cash and cash equivalents	141,728	(2,093,938)	(2,112,731)	616,459
Cash and cash equivalents at beginning of period	1,167,467	5,151,200	3,421,926	2,440,803

Cash and cash equivalents at end of period	$1,309,195	$3,057,262	$1,309,195	$3,057,262

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$47,081	$48,837	$148,770	$76,606

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

1. Organization and partnership matters:

ATEL Cash Distribution Fund V, L.P. (the “Partnership”) was formed under the laws of the State of California in September 1992. The Partnership was formed for the purpose of engaging in the sale of limited partnership investment units and acquiring equipment to engage in equipment leasing and sales activities. The General Partner of the Partnership is ATEL Financial Services, LLC (“AFS”), a California limited liability Partnership. Prior to converting to a limited liability Partnership structure, AFS was formerly known as ATEL Financial Corporation.

The Partnership conducted a public offering of 12,500,000 Limited Partnership Units (“Units”) at a price of $10 per Unit. On March 19, 1993, subscriptions for the minimum number of Units, 120,000, or $1,200,000, had been received. On that date, the Partnership commenced operations in its primary business (leasing activities). As of November 15, 1994, the Partnership had received and accepted subscriptions for 12,500,000, or $125,000,000 in addition to the Initial Limited Partners’ Units and the offering was terminated. As of September 30, 2005, 12,471,600 Units were issued and outstanding.

The Partnership’s principal objectives are to invest in a diversified portfolio of equipment that: (i) preserve, protect and return the Partnership’s invested capital; (ii) generate distributions to the partners of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period (“Reinvestment Period”) which ended December 31, 2000; and (iii) provide significant distributions following the Reinvestment Period and until all equipment has been sold. The Partnership is governed by its Limited Partnership Agreement.

As of December 31, 2005, the Partnership is in the final stages of its liquidation phase as defined by the Limited Partnership Agreement.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results for the year ending December 31, 2005. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term, expected future cash flows used for impairment analysis purposes, and determination of provisions for doubtful accounts.

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments with original maturities of three months or less.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

2. Summary of significant accounting policies (continued):

Credit risk:

Financial instruments that potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents, and accounts receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating leases.

Accounts receivable:

Accounts receivable represent the amounts billed under operating lease contracts and currently due to the Partnership. Allowances for doubtful accounts are typically established based on historical charge offs and collection experience and are usually determined by specifically identified lessees and invoiced amounts. Accounts receivable are charged off to expense on specific identification basis. Amounts recovered that were previously written-off are recorded as other income in the period received.

Direct financing leases and related revenue recognition:

As of September 30, 2005, there were no investments in direct financing leases as these leases have matured or terminated. Prior to 2005, income from direct financing lease transactions was reported using the financing method of accounting, in which the Company’s investment in the leased property was reported as a receivable from the lessee to be recovered through future rentals. The interest income portion of each rental payment was calculated so as to generate a constant rate of return on the net receivable outstanding.

Direct financing leases were automatically placed in a non-accrual status (i.e., no revenue is recognized) when payments were more than 90 days past due. Additionally, management periodically reviewed the credit worthiness of all direct finance lessees with payments outstanding less than three months. Based upon management’s judgment, direct finance lessees might have been placed in a non-accrual status. Leases placed on non-accrual status were only returned to an accrual status on a case by case basis.

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases.

Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees and the terms to be negotiated, but initial leases are generally between 12 to 124 months. The difference between rent received and rental revenue recognized is recorded as unearned operating lease income on the balance sheet.

Asset valuation:

Recorded values of the Partnership’s asset portfolio are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity simultaneously, or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the asset and its carrying value on the measurement date.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

2. Summary of significant accounting policies (continued):

Segment reporting:

The Partnership adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes annual and interim standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenue, and its major customers. The Partnership is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly the Partnership operates in one reportable operating segment in the United States.

The Partnership’s chief operating decision makers are the General Partnership’s Chief Operating Officer and its Chief Executive Officer. The Partnership believes that its equipment leasing business operates as one reportable segment because: a) the Partnership measures profit and loss at the equipment portfolio level as a whole; b) the chief operating decision makers do not review information based on any operating segment other than the equipment leasing transaction portfolio; c) the Partnership does not maintain discrete financial information on any specific segment other than its equipment financing operations; d) the Partnership has not chosen to organize its business around different products and services other than equipment lease financing; and e) the Partnership has not chosen to organize its business around geographic areas.

However, certain of the Partnership’s lessee customers have international operations. In these instances, the Partnership is aware that certain equipment, primarily rail and transportation, may periodically exit the country. However, these lessee customers are US-based, and it is impractical for the Partnership to track, on an asset-by-asset, day-by-day basis, where these assets are deployed.

The primary geographic region in which the Partnership seeks leasing opportunities is North America and Europe. Currently, 100% of the Partnership’s operating revenues are from customers domiciled in North America.

Unearned operating lease income:

The Partnership records prepayments on operating leases as a liability, unearned operating lease income. The liability is recorded when the prepayments are received and recognized as operating lease revenue ratably over the period to which the prepayments relate.

Income taxes:

The Partnership is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Partnership has provided current income and franchise taxes for only those states which levy taxes on partnerships.

Per unit data:

Net income (loss) and distributions per unit are based upon the weighted average number of Limited Partners’ Units outstanding during the period.

Recent accounting pronouncements:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of September 30, 2005, the Partnership does not believe the adoption of SFAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

2. Summary of significant accounting policies (continued):

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Partnership will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. The Partnership has not determined the effect, if any, the adoption of FIN 48 will have on the Partnership’s financial position and results of operations.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Changes in Interim Financial Statements.” SFAS 154 changes the accounting for and reporting of a change in accounting principle and corrections of errors. SFAS 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005 and will only affect the Partnership’s financial statements upon adoption of a voluntary change in accounting principle by the Partnership.

3. Investment in equipment and leases, net:

The Partnership’s Investments in equipment and leases consists of the following:

	Balance December 31, 2004	Additions	Depreciation / Amortization Expense	Reclassifications & Dispositions	Balance September 30, 2005
Net investment in operating leases	$12,146,968	$246,605	$(889,219)	$(281,537)	$11,222,817
Assets held for sale or lease	402,953	—	—	(83,135)	319,818

	$12,549,921	$246,605	$(889,219)	$(364,672)	$11,542,635

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for sale or lease. Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. No impairment losses have been recognized for the nine and three month periods ending September 30, 2005 and 2004.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

3. Investment in equipment and leases, net (continued):

Operating leases:

Equipment on operating leases consists of the following:

	Balance December 31, 2004	Additions	Depreciation Expense	Reclassifications & Dispositions	Balance September 30, 2005
Transportation, rail	$23,848,859	$246,605	$—	$(2,097,875)	$21,997,589
Manufacturing	1,470,000	—	—	—	1,470,000
Materials handling	36,024	—	—	—	36,024

	25,354,883	246,605	—	(2,097,875)	23,503,613
Less accumulated depreciation	(13,207,915)	—	(889,219)	1,816,338	(12,280,796)

	$12,146,968	$246,605	$(889,219)	$(281,537)	$11,222,817

At September 30, 2005, the aggregate amounts of future minimum lease payments under operating leases are as follows:

Three months ending December 31, 2005	$635,952
Year ending December 31, 2006	2,312,862
2007	1,872,649
2008	1,381,894
2009	1,142,749
2010	483,698

$7,829,804

Excluding capital expenditures for refurblishments, operating lease equipment was acquired in 1993, 1994, 1995, 1996, 1997 and 2004.

The Partnership utilizes the straight line depreciation method for equipment in all the following categories over the following useful lives:

Equipment category	Useful Life, (Yrs)
Transportation, rail	30 – 35
Manufacturing	10 – 20
Materials handling	7 – 10

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

4. Non-recourse debt:

At September 30, 2005, non-recourse debt consisted of two notes payable to financial institutions. The notes’ monthly payments include interest and principal with interest fixed at 5.0% and 7.1%. The note is secured by assignment of lease payments and a pledge of assets. At September 30, 2005, the carrying value of the pledged assets is $3,680,469. One note matures in 2006 and the other in 2010.

Future minimum payments of non-recourse debt are as follows:

	Principal	Interest	Total
Three months ending December 31, 2005	$209,167	$44,255	$253,422
Year ending December 31, 2006	705,716	152,625	858,341
2007	727,412	116,807	844,219
2008	764,994	79,226	844,220
2009	804,517	39,702	844,219
2010	347,362	4,396	351,758

	$3,559,168	$437,011	$3,996,179

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

5. Related party transactions:

The terms of the Limited Partnership Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment management and resale and for management of the Partnership.

The Limited Partnership Agreement allows for the reimbursement of costs incurred by AFS in providing administrative services to the Partnership. Administrative services provided include Partnership accounting, investor relations, legal counsel and lease and equipment documentation. AFS is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services, such as management of equipment. Reimbursable costs incurred by AFS are allocated to the Partnership based upon actual time incurred by employees working on Partnership business and an allocation of rent and other costs based on utilization studies. The Partnership is contingently liable for certain future costs to be incurred by AFS to manage the administrative services provided to the Partnership.

Each of ATEL Leasing Corporation (“ALC”), ATEL Equipment Corporation (“AEC”), ATEL Investor Services (“AIS”) and AFS is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Partnership. Acquisition services are performed for the Partnership by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Partnership are performed by AFS.

Cost reimbursements to the General Partner are based on costs incurred by AFS in performing administrative services for the Partnership that are allocated to each Partnership that AFS manages based on certain criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred.

Incentive management fees are computed as 5.0% of distributions of cash from operations, as defined in the Limited Partnership Agreement and equipment management fees are computed as 5% of gross revenues from operating leases, as defined in the Limited Partnership Agreement plus 2% of gross revenues from full payout leases, as defined in the Limited Partnership Agreement.

During the nine and three month periods ended September 30, 2005 and 2004, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Costs reimbursed to General Partner	$143,180	$159,009	$395,017	$388,032
Incentive and equipment management fees reimbursed to General Partner	26,309	75,415	78,872	138,327

	$169,489	$234,424	$473,889	$526,359

The General Partner makes certain payments to third parties on behalf of the Partnership for convenience purposes. During the nine month periods ended September 30, 2005 and 2004, the General Partner made such payments of $204,153, $184,654, respectively. During the three month periods ended September 30, 2005 and 2004, the General Partner made such payments of $111,486 and $96,720 respectively.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

6. Partners’ Capital:

As of September 30, 2005, 12,471,600 Units were issued and outstanding (including the 50 Units issued to the Initial Limited Partners).

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

Third, AFS will receive as Incentive Management Compensation, the following:

(A)	10% of remaining Cash from Operations and

(B)	15% of remaining Cash from Sales or Refinancing.

Fourth, the balance to the Limited Partners.

Distributions to the Limited Partners were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Distributions	$—	$1,558,577	$2,493,720	$3,433,577
Weighted average number of Units outstanding	12,471,600	12,471,600	12,471,600	12,471,600
Weighted average distributions per Unit	$—	$0.12	$0.20	$0.28

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

7. Guarantees:

The Partnership enters into contracts that contain a variety of indemnifications. The Partnership’s maximum exposure under these arrangements is unknown. However, the Partnership has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

In the normal course of business, the Partnership enters into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, management contracts, loan agreements, credit lines and other debt facilities. It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties—in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations—also assume an obligation to indemnify and hold the other contracting party harmless for such breaches, for harm caused by such party’s gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract.

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

8. Subsequent event

The Partnership reached a settlement with Railroad Technology Corporation pursuant to a dispute regarding an Exclusive Remarketing Agreement dated February 24, 2003. Each party had filed a compliant alleging a breach of agreement provisions. The settlement was made with no admission of liability by either party,

The Partnership agreed to payment of $500,000 and made such payment in December of 2005. The settlement included a dismissal of actions and mutual general releases and termination of rights under the remarketing agreement. The Partnership recorded provision for claims of $250,000 in both 2005 and 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (“MD&A”) and elsewhere in this and elsewhere in this Form 10-QSB, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, economic recession and changes in general economic conditions, including, fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Partnership’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Partnership’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-QSB. We undertake no obligation to publicly release any revisions to these forward- looking statements to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events, other than as required by law.

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

As of September 30, 2005, the Partnership had cumulatively borrowed $62,498,578 on a non-recourse basis with a remaining unpaid balance of $3,559,168. Non-recourse debt payments match the rental income received from the underlying leases and therefore do not represent cash outflows for the Partnership. Borrowings are generally non-recourse to the Partnership, that is, the only recourse of the lender upon a default by the lessee on the underlying lease will be to the equipment or corresponding lease acquired with the loan proceeds. The General Partner does not anticipate any future non-recourse borrowings. Refer to Note 4 in the notes to the financial statements in Item 1.

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

Cash Flows

The three months ended September 30, 2005 versus the three months ended September 30, 2004

In both 2005 and 2004, the Partnership’s primary source of cash from operations was rents from operating leases. Cash flows from operations increased by $53,049 from $168,084 in 2004 to $221,133 in 2005. This increase is primarily a result of increases in accounts payable-other. Growth in accounts payable-other generated $313,522 of operating cash in 2005 versus $26,587 in 2004.

In 2005, the primary source of cash in investing activities was proceeds from sales of lease assets. In 2004, the primary use of cash in investing activities was improvements to operating lease equipment. Cash provided by investing activities was $126,935 in 2005 versus cash used in investing activities in the amount of $537,234 in 2004. Improvements to operating lease equipment decreased by

$786,825 from $798,935 in 2004 to $12,110 in 2005. Proceeds from sales of lease assets increased by $44,677 from $94,368 in 2004 to $139,045 in 2005. Reduction of net investment in direct finance leases decreased by $167,333 from $167,333 in 2004 to zero in 2005.

In 2005, the main use of cash from financing activities were repayments of non-recourse debt. In 2005 and 2004, there were no sources of cash from financing activities. Cash used in financing activities decreased by $1,518,448 from $1,724,788 in 2004 to $206,340 in 2005. This decrease in cash used in financing activities was primarily a result of distributions to Limited Partners of $1,558,577 from $1,558,577 in 2004 to zero in 2005.

The nine months ended September 30, 2005 versus the nine months ended September 30, 2004

For the nine months ended September 30, in both 2005 and 2004, the Partnership’s primary source of cash from operations was rents from operating leases. Cash flows from operations decreased by $286,399 from $976,145 in 2004 to $689,746 in 2005. This decrease is primarily a result of increases in depreciation and losses on disposition of lease assets. Cash flow from the change in accounts receivable decreased by $154,040 from $237,346 in 2004 to $83,306 in 2005.

In 2005 and 2004, the primary use of cash in investing activities was improvements to operating lease equipment. However, cash used in investing activities increased by $968,818 from use of $730,034 in 2004 to receipts of $238,784 in 2005. Contributing to this decrease were: (1) a decrease in improvements to operating lease equipment by $1,294,611 from $1,541,216 in 2004 to $246,605 in 2005; (2) an increase in proceeds from sales of lease assets of $136,572 from proceeds of $348,817 in 2004 to proceeds of $485,389 in 2005; (3) a decrease in reduction of net investment in direct finance leases of $462,365 from purchases of $462,365 in 2004 to zero purchases in 2005.

In 2005, the main use of cash from financing activities was $2,493,720 of distributions to Limited Partners. In 2004, the main source of cash from financing activities was proceeds from new non-recourse debt of $4,180,667. Cash used in financing activities increased by $3,411,609 from sources of $370,348 in 2004 to uses of $3,041,261 in 2005. This increase in cash used in financing activities was primarily a result of proceeds from new non-recourse debt of $4,180,667 in 2004 versus zero in 2005.

Results of operations

The three months ended September 30, 2005 versus the three months ended September 30, 2004

Revenues decreased by $29,440 from $758,913 in 2004 to $729,473 in 2005 with a decrease in earnings of $359,239 from a net income of $32,318 in 2004 to a net loss of $326,921 in 2005. Earnings decreased primarily as a result of: (1) an increase in professional fees, (2) depreciation expense increasing at a faster pace than revenue, and (3) an increase in provision for claims.

The Partnership’s largest expense is depreciation. It is directly related to operating lease assets. As the Partnership is now in the final stages of its liquidation phase, equipment coming off of lease are being re-leased. This has led to an increase in depreciation expense of $121,594 from $192,865 in 2004 to $314,459 in 2005. Provision for claims increased by 250,000 from zero in 2004 to 250,000 in 2005 as a result of a legal dispute with Railroad Technology Corporation. Professional fees increased by $102,150 from $12,648 in 2004 to $114,798 in 2005.

Certain other operating expenses including Railcar and equipment maintenance increased at a faster pace than revenue. These expenses increased by $8,354 from $82,014 in 2004 to $90,368 in 2005.

Cost reimbursements to General Partner decreased by $15,829 from $159,009 in 2004 to $143,180 in 2005. Interest expense decreased by $9,551 from $55,694 in 2004 to $46,143 in 2005. Other expenses are comprised of third party services such as investor communications/mailings, bank charges, printing and photocopying. Other expense decreased by $69,078 from $118,287 in 2004 to $49,209 in 2005.

The nine months ended September 30, 2005 versus the nine months ended September 30, 2004

Revenues slightly increased by $116,339 from $2,182,089 in 2004 to $2,298,428 in 2005 with an increase in losses of $188,040 from a net loss of $63,703 in 2004 to $251,743 in 2005. Earnings decreased primarily as a result of: (1) depreciation expense increasing at a faster pace than revenue, (2) increase in interest expense and (3) increase in professional fees.

The increase in revenues was driven primarily by an increase in operating lease revenue. Operating lease revenue increased by $74,938 from $2,017,908 in 2004 to $2,092,846 in 2005.

The Partnership’s largest expense is depreciation. It is directly related to operating lease assets. As the Partnership is now in the final stages of its liquidation phase, equipment coming off of lease are being re-leased. This has led to an increase in depreciation expense of $91,738 from $797,481 in 2004 to $889,219 in 2005. Professional fees increased by $265,725 from $53,606 in 2004 to $319,331 in 2005. Interest expense increased $53,895 from $92,365 in 2004 to $146,260 in 2005..

Certain other operating expenses including cost reimbursements to General Partner and provision for doubtful accounts and other expenses increased at a faster pace than revenue. These expenses increased by $34,322 from $583,905 in 2004 to $618,227 in 2005.

Railcar and equipment maintenance, equipment and incentive management fees to General Partner, other management fees decreased by $137,442 from $464,576 to $327,134.

Item 3.	Controls and procedures.

Evaluation of disclosure controls and procedures

The Partnership’s General Partner’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that at September 30, 2005, certain material weaknesses existed in the Partnership’s internal control over financial reporting.

The Partnership does not control the financial reporting process, and is dependent on the General Partner, who is responsible for providing the Partnership with financial statements in accordance with generally accepted accounting principles. The General Partner’s disclosure controls and procedures over the: a) application of generally accepted accounting principles for leasing transactions (specifically, timely identification and recording of impairment in leased assets, accumulating and capitalizing costs for initiating leases (“IDC”), and properly amortizing costs associated with the initiation of a lease); b) allocation of costs incurred by the General Partner on behalf of the Partnership; c) process of identifying and estimating liabilities in the correct period; and d) financial statement close process, including evaluating the relative significance of misstatements and preparation of financial statements and related disclosures, were determined to be ineffective and constitute material weaknesses in internal control over financial reporting.

Changes in internal control

The General Partner has reviewed the material weaknesses and believes that the following corrective actions taken as a whole will address the material weaknesses in its disclosure controls and procedures described above. These corrective actions are as follows:

•

With regard to the timely identification and recording of impairment of leased assets, the General Partner has strengthened its quarterly impairment analysis through additional management review of the analysis.

•

With regard to IDC, the accounting guidance has been reviewed, and IDC is now amortized over the term of the lease based on a straight-line basis for operating leases and on the effective interest method for direct finance leases and notes receivable.

•

With regard to the allocations of costs and expenses incurred by the General Partner, the allocation process has been reviewed and the costs and expenses have been properly allocated in accordance with the Limited Partnership Agreement.

•

With regard to identifying and estimating liabilities in the correct periods, the General Partner has performed a detailed review to identify and record the liabilities, in the correct period. A standardized quarterly review process has been implemented to ensure the identification and estimation of the liabilities.

The General Partner has taken the following steps to mitigate the weakness regarding its financial statement close process: a Chief Accounting Officer and an SEC reporting manager have been hired; the controller position has been split into two separate roles to ensure proper management of the General Partner and the managed Funds’ accounting operations; and a financial reporting supervisor has been added to the team. Controls and job functions are being redesigned to increase the documentation of processes and transparency of procedures going forward.

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

Any amounts recovered from these unsecured claims will be recorded in the Partnership’s future financial statements as a component of Other Income, net .

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission Of Matters To A Vote Of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Documents filed as a part of this report

1.	Financial Statement Schedules

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

2.	Other Exhibits

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Paritosh K. Choksi
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Dean L. Cash
32.1	Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash
32.2	Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 18, 2007

ATEL CASH DISTRIBUTION FUND V, L.P.

(Registrant)

		By:	ATEL Financial Services LLC
General Partner of Registrant

By:	/s/ Dean L. Cash
Dean L. Cash
President and Chief Executive Officer of General Partner

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi
Principal Financial Officer of Registrant