Form 10KSB
period 2005-12-31
ATEL CASH DISTRIBUTION FUND V L P
filed 2007-06-18
CIK 892875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act of 1934.    Yes  ☐    No  ☒

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell Partnership (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the issuer’s revenues for the most recent fiscal year: $3,158,637.

The number of Limited Partnership Units outstanding as of December 31, 2005 was 12,471,600.

DOCUMENTS INCORPORATED BY REFERENCE

Prospectus dated February 22, 1993, filed pursuant to Rule 424(b) (Commission File No. 33-53162) is hereby incorporated by reference into Part IV hereof.

PART I

Item 1.	BUSINESS

General Development of Business

ATEL Cash Distribution Fund V, L.P. (the “Partnership”) was formed under the laws of the State of California in September 1992. The Partnership was formed for the purpose of engaging in the sale of limited partnership investment units and acquiring equipment to engage in equipment leasing and sales activities. The General Partner of the Partnership is ATEL Financial Services, LLC (“AFS”), a California limited liability corporation. Prior to converting to a limited liability company structure, AFS was formerly known as ATEL Financial Corporation.

The Partnership conducted a public offering of 12,500,000 Limited Partnership Units (“Units”) at a price of $10 per Unit. On March 19, 1993, subscriptions for the minimum number of Units, 120,000, or $1,200,000, had been received. On that date, the Partnership commenced operations in its primary business (leasing activities). As of November 15, 1994, the Partnership had received and accepted subscriptions for 12,500,000, or $125,000,000 in addition to the Initial Limited Partners’ Units and the offering was terminated. As of December 31, 2005, 12,471,600 Units were issued and outstanding.

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

Narrative Description of Business

The Partnership acquired various types of equipment and leases such equipment pursuant to operating leases and full payout leases, whereby operating leases are defined as being leases in which the minimum lease payments during the initial lease term do not recover the full cost of the equipment and full payout leases recover such cost. It was the intention of AFS that no more than 25% of the aggregate purchase price of equipment would be subject to operating leases upon final investment of the net proceeds of the offering and that no more than 20% of the aggregate purchase price of equipment would be invested in equipment acquired from a single manufacturer.

The Partnership only purchased equipment for which a lease existed or for which a lease would be entered into at the time of the purchase. The Partnership has completed its acquisition phase with the investment of the net proceeds from the public offering of Units.

The Partnership’s objective has been to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees that (i) had an aggregate credit rating by Moody’s Investor Service, Inc. of Baa or better, or the credit equivalent as determined by AFS, with the aggregate rating weighted to account for the original equipment cost for each item leased or (ii) were established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio could include equipment leased to lessees, which although deemed creditworthy by AFS, would not satisfy the general credit rating criteria for the portfolio. In excess of 75% of the equipment acquired with the net proceeds of the offering (based on original purchase cost) was leased to lessees with an aggregate credit rating of Baa or better or to such hospitals or municipalities as described in (ii) above.

AFS sought to limit the amount invested in equipment to any single lessee to not more than 20% of the aggregate purchase price of equipment owned at any time during the Reinvestment Period.

Certain lessees generated significant portions of the Partnership’s total lease revenues as follows:

Lessee	Type of Equipment	Percentage of Total Lease Revenues
		2005	2004
Union Pacific Railroad	Railcars	33%	23%
Florida Canyon Mining	Mining	—	22%

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

The Partnership has no full time employees. AFS employees provide the services the partnership requires to effectively operate. The cost of these services is reimbursed by the Partnership to AFS per the limited partnership to AFS per Limited Partnership Agreement.

Equipment Leasing Activities

The Partnership has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 2005 and the industries to which the assets have been leased.

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, over-the-road tractors and trailers	34,793,123	18.58%
Furniture, fixtures and office equipment	24,145,180	12.90%
Transportation, other	18,454,853	9.86%
Mining equipment	15,986,308	8.54%
Transportation, intermodal containers	15,484,688	8.27%
Construction	15,335,327	8.19%
Materials handling	14,469,358	7.73%
Railroad locomotives	12,350,000	6.59%
Earth moving	11,943,745	6.38%
Transportation, rail cars	7,180,000	3.83%
Printing	4,707,508	2.51%
Other*	12,391,672	6.62%

	187,241,762	100.00%

*	Individual amounts included in “Other” represent less than 2.5% of the total.

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	45,917,161	24.52%
Mining	29,823,055	15.93%
Oil & gas	21,301,523	11.38%
Retail, foods	11,215,586	5.99%
Food processing	9,828,623	5.25%
Construction	9,410,789	5.03%
Chemicals	9,075,487	4.85%
Retail, restaurant	8,528,067	4.55%
Transportation, other	8,311,346	4.44%
Primary metals	7,526,037	4.02%
Manufacturing, other	6,815,862	3.64%
Manufacturing, auto/truck	6,690,185	3.57%
Printing	4,707,508	2.51%
Other *	8,090,533	4.32%

	187,241,762	100.00%

*	Individual amounts included in “Other” represent less than 2.5% of the total.

Through December 31, 2005, the Partnership has disposed of certain leased assets as set forth below:

Asset Types	Original Equipment Cost, Excluding Acquisition Fees	Sales Price	Excess of Rents Over Expenses*
Transportation	$69,990,345	$34,787,188	$59,645,917
Furniture, fixtures and office equipment	22,209,670	8,314,618	18,925,245
Mining equipment	27,998,077	7,796,574	26,375,853
Materials handling	13,210,769	2,575,730	14,039,361
Office automation	4,593,822	970,163	4,813,683
Other	22,650,143	7,488,449	25,321,863

	$160,652,826	$61,932,722	$149,121,922

*	Includes only those expenses directly related to the production of the related rents.

For further information regarding the Partnership’s equipment lease portfolio as of December 31, 2005, see Note 5 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 9, Financial Statements and Supplementary Data.

The Partnership adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes annual and interim standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenue, and its major customers. Certain of the Partnership’s lessee customers have international operations. In these instances, the Partnership is aware that certain equipment, primarily rail and transportation, may periodically exit the country. However, these lessee customers are US-based, and it is impractical for the Partnership to track, on an asset-by-asset day-by-day basis, where these assets are deployed. For further information regarding the Partnership geographic revenues and assets and major customers, see Note 2 to the financial statements, Summary of significant accounting policies, as set forth in Part II.

Item 2.	PROPERTIES

The Partnership does not own or lease any real property, plant or material physical properties other than the equipment held for lease as set forth in Item 1.

Item 3.	LEGAL PROCEEDINGS

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Partnership. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Partnership’s financial position or results of operations. No material legal proceedings are currently pending against the Partnership or against any of its assets. The following is a discussion of legal matters involving the Partnership, but which do not represent claims against the Partnership or its assets except as noted below.

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

Holders

As of December 31, 2005, a total of 6,973 investors were holders of record of Units in the Partnership.

ERISA Valuation

In order to permit ERISA fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Partnership’s assets as of December 31, 2005. AFS calculated the estimated liquidation proceeds that would be realized by the Partnership, assuming an orderly disposition of all of the Partnership’s assets as of January 1, 2005. The estimates were based on the amount of remaining lease payments on existing Partnership leases, and the estimated residual values of the equipment held by the Partnership upon the termination of those leases. This valuation was based solely on AFS’s perception of market conditions and the types and amounts of the Partnership’s assets. No independent valuation was sought.

After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Partnership assets that would be distributed to Unit holders on liquidation of the Partnership, and divided the total so distributable by the number of outstanding Units. As of December 31, 2005, the value of the Partnership’s assets, calculated on this basis, was approximately $0.86 per Unit. The foregoing valuation was performed solely for the ERISA purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unit holder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Partnership may actually receive if and when it seeks to liquidate its assets or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Partnership.

Distributions

The Partnership does not make dividend distributions. The Limited Partners of the Partnership are entitled to certain distributions as provided under the Limited Partnership Agreement.

AFS has sole discretion in determining the amount of distributions; provided however that AFS will not reinvest in equipment, but will distribute, subject to payment of any obligations of the Partnership, such available cash from operations and cash from sales refinancing as may be necessary to cause total distributions to the Limited Partners for each during the Reinvestment Period to equal the following amounts per unit: $1.05 in 1995 and 1996, $1.10 in 1997 and 1998; and $1.20 in 1999 and 2000. The Reinvestment Period ended December 31, 2000.

A distribution was made in December 2005 from cash generated from 2005 operations. The rate was $0.10 per Unit.

Two distributions were made from cash generated from 2004 operations. The first distribution was made in July 2004 at $0.13 per Unit. The second distribution was made in January 2005 and was $0.20 per Unit.

Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), and elsewhere in this Form 10-KSB, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, economic recession and changes in general economic conditions, including fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Partnership’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Fund’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-KSB. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-KSB or to reflect the occurrence of unanticipated events, other than as required by law.

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

If interest rates increase significantly, the lease rates that the Partnership can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates. For detailed information on the Partnership’s debt obligations, see footnote 8 in the notes to the financial statements in Item 9.

As another source of liquidity, the Partnership has contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire, the Partnership will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on AFS’s success in re-leasing or selling the equipment as it comes off lease.

As of December 31, 2005, cash balances represented working capital needs and amounts reserved for distributions in January 2006, generated from operations in 2005.

Through the term of the Partnership, the Partnership had borrowed $62,498,578 of non-recourse debt. As of December 31, 2005, the remaining unpaid balance was $3,335,961. The Partnership’s long-term borrowings are non-recourse to the Partnership, that is, the only recourse of the lender is to the equipment or corresponding lease acquired with the loan proceeds.

The Partnership commenced regular distributions, based on cash flows from operations, beginning with the second quarter of 1993. See Item 5 for additional information regarding the distributions. At December 31, 2005, the Partnership had no commitments to purchase leased assets.

Cash Flows

In 2005, cash flows from operations decreased by $850,081 to $600,570 in 2005 from $1,450,651 in 2004. This decrease was primarily a result of an increase of payments to trade vendors. During 2005, operating cash used on accounts payable, other increased by $867,106 to $407,876 in 2005 from a $459,230 source of operating cash in 2004.

In both 2005 and 2004, the primary source of cash flows from investing activities was from proceeds from sales of assets, which increased by $258,292 to $1,462,012 in 2005 from $1,203,720 in 2004. Proceeds from the sales of lease assets are not expected to be consistent from one period to another as the sales of lease assets are subject to various factors such as the timing of lease terminations, the timing of market demand and the condition and uniqueness of the assets subject to sale. Sales of assets are not scheduled and are created by opportunities within the marketplace. The Partnership is in the liquidation phase of its life cycle. As leases mature, the returned assets are subsequently sold. Cash flows from investing activities increased by $1,894,453 to $1,215,407 in 2005 from a cash use of $679,046 in 2004. In addition to the increase in proceeds from sales of assets, cash flows from investing activities increased as a result of a decrease in spending on improvements of equipment on operating leases. The Partnership decreased its spending on improvements by $2,280,811 to a cash use of $246,605 in 2005 from a cash use of $2,527,416 in 2004. These increases were partially offset with a decrease in the reduction of net investment in direct financing leases. During 2005, the Partnership generated no cash flows for direct financing leased compared to 2004 when the Partnership generated $644,650 from direct financing leases.

In 2005, the Partnership had no sources of cash from financing activities. Cash flows from financing activities decreased by $3,473,986 to a cash use of $3,264,468 in 2005 from cash source of $209,518 in 2004. Cash flows from financing activities decreased primarily as a result of a decrease in proceeds from non-recourse debt. The Partnership received no proceeds from non-recourse debt in 2005 compared to proceeds of $4,180,667 in 2004. This decrease in proceeds was partially offset by a decrease in distributions paid to Limited Partners. During 2005, distributions paid to Limited Partners decreased by $939,857 to $2,493,720 paid in 2005 from $3,433,577 paid in 2004.

Results of Operations

As of December 31, 2005, significant amounts of the Partnership’s operating assets were leased to lessees in certain industries as follows:

Rail transportation	95%
Containers	5%

Cost reimbursements to General Partner are based on costs incurred by AFS in performing administrative services for the Partnership that are allocated to each Partnership that AFS manages based on certain criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred.

During 2005 operating results decreased by $440,193 to a loss of $75,010 in 2005 from net income of $365,183 in 2004. The decrease in operating results was primarily due to decreasing revenues and increasing expenses.

During 2005, total revenues decreased $162,379 to $3,158,637 in 2005 from $3,321,016 in 2004. Total revenue decreased primarily as a result of decreases in direct financing lease revenue and gain on sales of assets, which were partially offset by an increase in operating lease and other revenues. The Partnership generated no revenue from direct financing leases in 2005 compared to $105,750 in 2004 as the entire portfolio of direct finance leases was fully amortized by the end of 2004. Gains on sales of assets contributed to the decrease in operating results with a decrease in gains of $193,450 to $263,819 in 2005 from $457,269 in 2004. Operating lease and other revenues partially offset these decreases with an increase of $129,019 to $2,858,324 in 2005 from $2,729,305 in 2004. The Partnership is in the liquidation phase of its life cycle. As leases mature, the returned assets are subsequently sold. This reduces the amounts of equipment actually on lease and producing revenue. Decreasing operating lease revenues is the trend expected in future periods. Other revenues increased primarily as a result of an increase in deferred maintenance billings to customers.

As mentioned above, an increase in total expenses contributed to the decrease in operating results. During 2005, total expenses increased by $277,814 to $3,233,647 in 2005 from $2,955,833 in 2004. Total expenses increased primarily as a result of increases in depreciation expense and professional fees. During 2005, depreciation expense and professional fees increased by $386,732 to $1,573,968 in 2005 from $1,187,236 in 2004. Depreciation expense increased as a result of residual adjustment to values associated with railcars under lease renewals. Professional fees increased primarily as a result of a legal settlement and related fees as more fully described in footnote 6. Railcar maintenance and equipment and incentive management fees partially offset these increases with a decrease of $165,491 to $314,146 in 2005 from $479,637 in 2004. Railcar maintenance expense decreased due to the timing of necessary repairs in 2004 versus 2005. Equipment and incentive management fees are based on distributions from cash generated from operations. The equipment and incentive management fees decreased as a result of the decrease in distributions discussed above.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards No. 157, ”Fair Value Measurements” (SFAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of December 31, 2005, the Fund does not believe the adoption of SFAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinion (“APB”) No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Changes in Interim Financial Statements.” SFAS 154 changes the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005 and will only affect the Partnership’s financial statements upon adoption of a voluntary change in accounting principle by the Partnership.

Critical Accounting Policies

The policies discussed below are considered by management of the Partnership to be critical to an understanding of the Partnership’s financial statements because their application requires significant complex or subjective judgments, decisions, or assessments, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. The Partnership also states these accounting policies in the notes to the financial statements and in relevant sections in this discussion and analysis. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and determination of provisions for doubtful accounts.

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases.

The Partnership purchased nominal amounts of equipment on operating leases during 2005. Below is a table that summarizes utilization percentages for leased assets during the years ended December 31, 2005 and 2004:

	2005	2004
Equipment utilization	99%	97%

It is the Partnership’s objective to maintain a 100% utilization rate for all equipment purchased in that year. All equipment transactions were acquired subject to binding lease commitments, so equipment utilization is expected to remain high throughout this reinvestment stage, which ends six years after the end of the Partnership’s public offering.

Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases; the needs of the lessees and the terms to be negotiated, but initial leases are generally from 36 to 84 months. The difference between rents received and rental revenues recognized is recorded as unearned operating lease income on the balance sheet.

Direct financing leases and related revenue recognition:

Income from direct financing lease transactions is reported using the financing method of accounting, in which the Partnership’s investment in the leased property is reported as a receivable from the lessee to be recovered through future rentals. The interest income portion of each rental payment is calculated so as to generate a constant rate of return on the net receivable outstanding.

The portfolio of direct financing leases was fully amortized in 2004.

Asset valuation:

Recorded values of the Partnership’s asset portfolio are periodically reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the assets and its carrying value on the measurement date.

Restatement of Prior Periods Presented

After receipt of an SEC comment letter by an affiliate of the Partnership in April 2005, the Partnership’s General Partner determined a restatement of previous SEC filings was required. This Form 10-KSB reflects the restatement, in accordance with the provisions of Accounting Principles Board Opinion No. 20, “Accounting Changes” of ATEL Capital Distribution Fund V, L.P. previously filed financial statements for the following periods:

•	March 31, 2005 and for the three months ended March 31, 2005

•	June 30, 2005 and for the three and six months ended June 30, 2005

Accrued liabilities and financial statement close process

The Partnership’s General Partner determined that certain liabilities had not been recorded in the correct periods through a detailed review of cash disbursements. Additionally, the Partnership’s General Partner determined that certain accounting closing adjustments had not been recorded through a detailed review of the Partnership’s accounts. As a result of this review, the Partnership restated several of its asset, liability, partners’ capital and expense accounts.

Cumulative effect of restatement adjustments prior to January 1, 2005

As more fully discussed in footnote 3 of the Partnership’s 2004 Form 10-KSB/A, the Partnership restated periods prior to January 1, 2005. The nature of the assets and accrued liabilities restatement adjustments that impact the six months ended June 30, 2005, also impacted prior year periods. As a result, the Partnership restated prepaid assets, investment in equipment and leases, other accruals and partners’ capital.

Item 7.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership, like most other companies, is exposed to certain market risks, including primarily changes in interest rates. The Partnership believes its exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant to both its financial position and results of operations.

Item 7a.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 14 through 34.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners

ATEL Cash Distribution Fund V, L.P.

We have audited the accompanying balance sheet of ATEL Cash Distribution Fund V, L.P. (“Partnership”) as of December 31, 2005, and the related statements of operations, changes in partners’ capital, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Cash Distribution Fund V, L.P. at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Francisco, California

June 11, 2007

ATEL CASH DISTRIBUTION FUND V, L.P.

BALANCE SHEET

DECEMBER 31, 2005

ASSETS

Cash and cash equivalents	$1,973,435
Accounts receivable, net of allowance for doubtful accounts of $111,033	186,175
Prepaid expenses	45,634
Investments in equipment and leases, net	10,376,813

Total assets	$12,582,057

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable and accruals:
General Partner	$130,574
Other	217,979
Accrued interest payable	14,033
Non-recourse debt	3,335,961
Unearned operating lease income	26,773

Total liabilities	3,725,320

Partners’ capital
General Partner	196,472
Limited Partners	8,660,265

Total Partners’ capital	8,856,737

Total liabilities and Partners’ capital	$12,582,057

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Revenues:
Leasing activities:
Operating leases	$2,790,669	$2,698,125
Direct financing leases	—	105,750
Gain on sales of assets	263,819	457,269
Interest income	36,494	28,692
Other	67,655	31,180

	3,158,637	3,321,016

Expenses:
Depreciation of operating lease assets	1,221,520	1,095,445
Cost reimbursements to General Partner	545,870	516,907
Professional fees	352,448	91,791
Railcar maintenance	195,301	276,630
Interest expense	189,563	145,841
Equipment and incentive management fees to General Partner	118,845	203,007
Other management fees	80,132	130,142
Outside services	70,260	60,954
Provision for claims	250,000	250,000
Other	209,708	185,116

	3,233,647	2,955,833

Net income (loss)	$(75,010)	$365,183

Net income (loss):
General Partner	$(750)	$3,652
Limited Partners	(74,260)	361,531

	$(75,010)	$365,183

Net income (loss) per Limited Partnership unit	$(0.01)	$0.03
Weighted average number of units outstanding	12,471,600	12,471,600

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

YEARS ENDED DECEMBER 31, 2005 AND 2004

	Limited Partners		General Partner	Total
	Units	Amount
Balance December 31, 2003	12,471,600	$14,300,291	$193,570	$14,493,861
Distributions to Limited Partners ($0.28 per Unit)	—	(3,433,577)	—	(3,433,577)
Net income	—	361,531	3,652	365,183

Balance December 31, 2004	12,471,600	11,228,245	197,222	11,425,467
Distributions to Limited Partners ($0.30 per Unit)	—	(2,493,720)	—	(2,493,720)
Net loss	—	(74,260)	(750)	(75,010)

Balance December 31, 2005	12,471,600	$8,660,265	$196,472	$8,856,737

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Operating activities:
Net income (loss)	$(75,010)	$365,183
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of operating lease assets	1,221,520	1,095,445
Gain on sales of assets	(263,819)	(457,269)
Provision for (reversal of) doubtful accounts	(2,252)	11,288
Changes in operating assets and liabilities:
Accounts receivable	114,724	112,113
Prepaid expenses	(45,634)	—
Accounts Payable and accruals:
General Partner	36,577	(127,705)
Other	(407,876)	459,230
Accrued interest payable	(3,544)	15,016
Unearned lease income	25,884	(22,650)

Net cash provided by operating activities	600,570	1,450,651

Investing activities:
Improvements of equipment on operating leases	(246,605)	(2,527,416)
Proceeds from sales of assets	1,462,012	1,203,720
Reduction of net investment in direct financing leases	—	644,650

Net cash provided by (used in) investing activities	1,215,407	(679,046)

Financing activities:
Distributions to Limited Partners	(2,493,720)	(3,433,577)
Repayments of non-recourse debt	(770,748)	(537,572)
Proceeds of non-recourse debt	—	4,180,667

Net cash provided by (used in) financing activities	(3,264,468)	209,518

Net increase (decrease) in cash and cash equivalents	(1,448,491)	981,123
Cash and cash equivalents at beginning of year	3,421,926	2,440,803

Cash and cash equivalents at end of year	$1,973,435	$3,421,926

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$193,107	$130,825

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

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

The Partnership conducted a public offering of 12,500,000 Limited Partnership Units (“Units”) at a price of $10 per Unit. On March 19, 1993, subscriptions for the minimum number of Units, 120,000, or $1,200,000, had been received. On that date, the Partnership commenced operations in its primary business (leasing activities). As of November 15, 1994, the Partnership had received and accepted subscriptions for 12,500,000, or $125,000,000 in addition to the Initial Limited Partners’ Units and the offering was terminated. As of December 31, 2005, 12,471,600 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheet as of December 31, 2005, related statements of operations, cash flows and changes in partners’ capital for each of the two years in the period ended December 31, 2005, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes, and determination of provisions for doubtful accounts.

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments with original maturities of ninety days or less.

Credit risk:

Financial instruments that potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating leases. See Note 5 for a description of lessees by industry as of December 31, 2005 and 2004.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

2. Summary of significant accounting policies (continued):

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

Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees and the terms to be negotiated, but initial leases are generally from 36 to 84 months. The difference between rent received and rental revenue recognized is recorded as unearned operating lease income on the balance sheet.

Direct financing leases and related revenue recognition:

Income from direct financing lease transactions is reported using the financing method of accounting, in which the Partnership’s investment in the leased property is reported as a receivable from the lessee to be recovered through future rentals. The interest income portion of each rental payment is calculated so as to generate a constant rate of return on the net receivable outstanding.

The portfolio of direct financing leases was fully amortized in 2004.

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

Segment reporting:

The Partnership operates in one reportable operating segment in the United States. The Partnership adopted the provisions of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes annual and interim standards for operating segments of a Partnership. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenue, and its major customers. The Partnership is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly the Partnership operates in one reportable operating segment in the United States.

The Partnership’s chief operating decision makers are the General Partner’s Chief Operating Officer and its Chief Executive Officer. The Partnership believes that its equipment leasing business operates as one reportable segment because: a) the Partnership measures profit and loss at the equipment portfolio level as a whole; b) the chief operating decision makers do not

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

2. Summary of significant accounting policies (continued):

review information based on any operating segment other than the equipment leasing transaction portfolio; c) the Partnership does not maintain discrete financial information on any specific segment other than its equipment financing operations; d) the Partnership has not chosen to organize its business around different products and services other than equipment lease financing; and e) the Partnership has not chosen to organize its business around geographic areas.

However, certain of the Partnership’s lessee customers have international operations. In these instances, the Partnership is aware that certain equipment, primarily rail and transportation, may periodically exit the country. However, these lessee customers are US-based, and it is impractical for the Partnership to track, on an asset-by-asset day-by-day basis, where these assets are deployed.

The primary geographic regions in which the Partnership seeks leasing opportunities are the North America and Europe.

Unearned operating lease income:

The Partnership records prepayments on operating leases as a liability, unearned operating lease income. The liability is recorded when the prepayments are received and recognized as operating lease revenue ratably over the period to which the prepayments relate.

Income taxes:

Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. All income and losses of the Partnership are the liability of the individual partners and are allocated to the partners for inclusion in their individual tax returns. Accordingly, the Partnership has provided current income and franchise taxes for only those states which levy taxes on partnerships. For the years ended December 31, 2004 and 2005 income taxes and franchise fees totaled $1,125 and $25,250 respectively.

The tax basis of the Partnership’s net assets and liabilities varies from the amounts presented in these financial statements at December 31, 2005.

Financial statement basis of net assets	$8,856,737
Tax basis of net assets (unaudited)	17,600,369

Difference	$(8,743,632)

The primary differences between the tax basis of the net assets and the amounts recorded in the financial statements are the result of differences in the adjustments related to lease revenues and accounting for depreciation methods used in the financial statements and the Partnership’s tax returns.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

2. Summary of significant accounting policies (continued):

The following reconciles the net income (loss) reported in these financial statements to the income (loss) reported on the Partnership’s federal tax return (unaudited) for each of the years ended December 31:

	2005	2004
Net income (loss) per financial statements	$(75,010)	$365,183
Reconciling items:
Adjustment to depreciation expense	406,335	512,717
Provisions for losses and doubtful accounts	(2,252)	14,000
Adjustments to lease revenues	2,436,583	1,039,059
Gain on sale of assets	1,027,577	—
Other	86,885	(11,567)

Net income per federal tax return (unaudited)	$3,880,118	$1,919,392

Per unit data:

Net income (loss) and distributions per unit are based upon the weighted average number of Limited Partners’ units outstanding during the period.

Recent accounting pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of December 31, 2005, the Fund does not believe the adoption of SFAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. The Company has not determined the effect, if any, the adoption of FIN 48 will have on the Company’s financial position and results of operations.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Changes in Interim Financial Statements.” SFAS 154 changes the accounting for and reporting of a change in accounting principle and corrections of errors. SFAS 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005 and will only affect the Partnership’s financial statements upon adoption of a voluntary change in accounting principle by the Partnership.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

3. Concentration of credit risk and major customers:

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

Operations have been concentrated to transportation industry at 95% as of December 31, 2005.

During 2005, one customer comprised 33% of the Partnership’s revenues from leases. During 2004, two customers comprised 23% and 22% of the Partnership’s revenues from leases.

4. Allowance for doubtful accounts:

Activities on the allowance for doubtful accounts are as follows:

Allowance for doubtful accounts -Accounts Receivables
Balance December 31, 2003	$99,285
Provision	11,288
Recovery	2,712

Balance December 31, 2004	113,285
Provision	26,033
Charge offs	(28,285)

Balance December 31, 2005	$111,033

5. Investments in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following:

	December 31, 2004	Additions	Depreciation	Reclassi- fications or Dispositions	December 31, 2005
Net investment in operating leases	$12,146,968	$246,605	$(1,221,520)	$(821,599)	$10,350,454
Assets held for sale or lease, net of accumulated depreciation of $97,629 in 2005 and $306,133 in 2004	402,953	—	—	(376,594)	26,359

	$12,549,921	$246,605	$(1,221,520)	$(1,198,193)	$10,376,813

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of these reviews, management determined that no impairment losses existed in either 2005 or 2004.

All of equipment on lease was acquired in the years 1993 through 2004.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

Operating leases:

Investment in operating lease equipment, net consists of the following:

	December 31, 2004	Additions	Reclassi- fications or Dispositions	December 31, 2005
Transportation, rail	$22,808,385	$246,605	$(2,572,076)	$20,482,914
Containers	1,040,474	—	—	1,040,474
Manufacturing	1,470,000	—	(1,470,000)	—
Materials handling	36,024	—	(36,024)	—

	25,354,883	246,605	(4,078,100)	21,523,388
Less accumulated depreciation	(13,207,915)	(1,221,520)	3,256,501	(11,172,934)

Total	$12,146,968	$(974,915)	$(821,599)	$10,350,454

At December 31, 2005, the aggregate amounts of future minimum lease payments under operating leases are as follows:

Year ending December 31,
2006	$1,910,941
2007	1,469,329
2008	1,145,899
2009	1,142,749
2010	483,698

$6,152,616

The Partnership utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows:

Equipment category	Useful Life (Years)
Transportation, Rail	30 - 35
Containers	7 - 10

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

6. Legal Settlement

The Partnership reached a settlement with Railroad Technology Corporation pursuant to a dispute regarding an Exclusive Remarketing Agreement dated February 24, 2003 related to the remarketing of certain rail car assets. Each party had filed a compliant alleging a breach of agreement provisions. The settlement was made with no admission of liability by either party,

The Partnership agreed to payment of $500,000 and made such payment in December of 2005. The settlement included a dismissal of actions and mutual general releases and termination of rights under the remarketing agreement. The Partnership recorded provisions for claims of $250,000 in both 2005 and 2004.

7. Related party transactions:

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

Cost reimbursements to General Partner are based on costs incurred by AFS in performing administrative services for the Partnership that are allocated to each fund that AFS manages based on certain criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred.

Incentive management fees are computed as 5% of distributions of cash from operations, as defined in the Limited Partnership Agreement. Equipment management fees are computed as 5% of gross revenues from operating leases, as defined in the Limited Partnership Agreement plus 2% of gross revenues from full payout leases, as defined in the Limited Partnership Agreement.

AFS and/or affiliates earned fees, commissions and reimbursements pursuant to the Limited Partnership Agreement as follows during the year ended December 31, 2005 and 2004:

	2005	2004
Costs reimbursed to General Partner	$545,870	$516,907
Incentive and equipment management fees to General Partner	118,845	203,007

	$664,715	$719,914

The General Partner makes certain payments to third parties on behalf of the Partnership for convenience purposes. During the years ended December 31, 2005 and 2004, the General Partner made such payments of $241,501 and $213,166, respectively.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

8. Non-recourse debt:

At December 31, 2005, non-recourse debt consists of a note payable to a financial institution. The note is due in monthly installments. Interest on the note is at a fixed rate of 5.0%. The note is secured by assignments of lease payments and pledges of assets. At December 31, 2005, the carrying value of the pledged assets is approximately $3,193,351. The note matures in 2010.

Future minimum payments of non-recourse debt are as follows:

Year ending December 31,	Principal	Interest	Total
2006	$691,677	$152,542	$844,219
2007	727,412	116,807	844,219
2008	764,993	79,226	844,219
2009	804,517	39,702	844,219
2010	347,362	4,396	351,758

	$3,335,961	$392,673	$3,728,634

9. Commitments:

At December 31, 2005, the Partnership had no commitments to purchase lease assets.

10. Guarantees:

The Partnership enters into contracts that contain a variety of indemnifications. The Partnership’s maximum exposure under these arrangements is unknown. However, the Partnership has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

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

11. Partners’ capital:

As of December 31, 2005, 12,471,600 Units were issued and outstanding (including the Units issued to the Initial Limited Partners). The Partnership is authorized to issue up to 12,500,000 Units of Limited Partnership interest in addition to those issued to the Initial Limited Partners.

As defined in the Limited Partnership Agreement, the Partnership’s Net Profits, Net Losses, and Distributions are to be allocated 99% to the Limited Partners and 1% to AFS.

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

12. Fair value of financial instruments:

The recorded amounts of the Partnership’s cash and cash equivalents, accounts receivable, accounts payable and accruals at December 31, 2005 approximate fair value because of the liquidity and short-term maturity of these instruments.

Non-recourse debt:

The fair value of the Partnership’s non-recourse debt is estimated using discounted cash flow analyses, based on the Partnership’s current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Partnership’s non-recourse debt at December 31, 2005 is $3,335,961.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

13. Selected quarterly data (unaudited):

The Partnership’s 2004 and 2005 unaudited selected quarterly financial information is as follows:

Quarter ended	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Total revenues	$641,992	$781,184	$758,913	$1,138,927
Net income (loss)	$21,171	$(117,192)	$32,318	$428,886
Net income (loss) per Limited Partnership Unit	$—	$(0.01)	$—	$0.04

Quarter ended	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	Restated	Restated
Total revenues	$788,603	$780,352	$729,473	$860,209
Net income (loss)	$80,495	$(5,317)	$(326,921)	$176,733
Net income (loss) per Limited Partnership Unit	$0.01	$0.00	$(0.04)	$0.02

After receipt of an SEC comment letter by an affiliate of the Partnership in April 2005, the Partnership’s General Partner determined a restatement of previous SEC filings was required. This Form 10-KSB reflects the restatement, in accordance with the provisions of Accounting Principles Board Opinion No. 20, “Accounting Changes” of ATEL Capital Distribution Fund V, L.P. previously filed financial statements for the following periods:

•	March 31, 2005 and for the three months ended March 31, 2005

•	June 30, 2005 and for the three and six months ended June 30, 2005

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

13. Selected quarterly data (unaudited) (continued):

Summary of restatement adjustments for the three months ended March 31, 2005 and the three and six months ended June 30, 2005:

	Adjustment to net income increase (decrease) for the Three Months Ended March 31, 2005	Adjustment to net income increase (decrease) for the Three Months Ended June 30, 2005	Adjustment to net income increase (decrease) for the Six Months Ended June 30, 2005
Expense:
Railcar maintenance	$(76)	$35	$(41)
Cost reimbursements to General Partner	160	701	861
Other management fees	(2,724)	2,724	—
Professional fees	(53,903)	(6,105)	(60,009)
Provision for doubtful accounts		3,255	3,255
Other	813	(50,232)	(49,418)

Net change in net income and in net loss	$(55,730)	$(49,622)	$(105,352)

Net change in Partners’ capital:
General Partner	(557)	(496)	(1,054)
Limited Partners	(55,173)	(49,126)	(104,298)

Total Partners’ capital	$(55,730)	$(49,622)	$(105,352)

Net change in Limited Partners’ capital per Limited Partnership Unit	($0.00)	($0.00)	($0.01)

Accrued liabilities and financial statement close process

The Partnership’s General Partner determined that certain liabilities had not been recorded in the correct periods through a detailed review of cash disbursements. Additionally, the Partnership’s General Partner determined that certain accounting closing adjustments had not been recorded through a detailed review of the Partnership’s accounts. As a result of this review, the Partnership restated several of its asset, liability, Partners’ capital and expense accounts.

For the three months ended March 31, 2005, adjustments were made to restate certain operating expenses and Partners’ capital. These adjustments resulted in: (1) decreasing cost reimbursements to General Partner and other expenses by $973 and (2) increasing railcar maintenance, other management fees and professional fees by $56,703 in accounts payable, General Partner and accounts payable, other. As per the Partnership Agreement, these adjustments were allocated 1% to the General Partner and 99% to the Limited Partners resulting in a decrease of $55,173 and $557 in Limited Partners’ and General Partner’s Capital, respectively.

For the three months ended June 30, 2005, adjustments were made to restate cash, certain operating expenses and Partners’ capital. These adjustments resulted in: (1) decreasing cost reimbursements to General Partner, railcar maintenance and other management fees by $3,460 with a corresponding increase in prepaid assets, (2) increasing professional fees and other expenses by $56,337 with a corresponding increase in accounts payable – General Partner and other accruals.

For the six months ended June 30, 2005, adjustments were made to restate certain operating expenses and other Partners’ capital. These adjustments resulted in: (1) decreasing cost reimbursement to General Partner $861 with a corresponding decrease in investments in equipment and leases, and (2) increasing railcar maintenance, professional fees and other expenses by $109,468 with corresponding increases in accounts payable—General Partner and other accruals. Additionally, adjustments were made to allocate the decrease in net income to both the General Partner and Limited Partners during the three months ended June 30, 2005. These adjustments resulted in a decrease of $104,298 and $1,054 in Limited Partners’ and General Partner’s Capital, respectively with corresponding increases in accounts payable – General Partner and other accruals.

Effect to net income/(loss) and Partners’ capital

For the three months ended March 31, 2005, the above adjustments to period-end accrued liabilities had the effect of (1) decreasing the three month net income by $55,730 (2) decreasing General Partner’s capital by $557, and (3) decreasing Limited Partners’ capital by $55,173 at March 31, 2005.

For the three months ended June 30, 2005, the above adjustments related to the accounting closing process as well as to period-end accrued liabilities had the effect of: (1) decreasing the three month net income by $49,622 (2) decreasing General Partner’s capital by $496 and (3) decreasing Limited Partners’ capital by $49,126 at June 30, 2005.

For the six months ended June 30, 2005, the above adjustments to period-end accrued liabilities had the effect of: (1) decreasing the six month net income by $105,352 (2) decreasing General Partner’s capital by $1,054, and (3) decreasing Limited Partners’ capital by $104,298.

Cumulative effect of restatement adjustments prior to January 1, 2005

As more fully discussed in footnote 3 of the Partnership’s 2004 Form 10-KSB/A, the Partnership restated periods prior to January 1, 2005. The nature of the assets and accrued liabilities restatement adjustments that impact the six months ended June 30, 2005, also impacted prior year periods. As a result, the Partnership restated prepaid assets, investment in equipment and leases, other accruals and Partners’ capital. For the year prior to January 1, 2005, the adjustments as discussed above had the effect of decreasing Partners capital by $5,574 at December 31, 2004 from $11,431,041 as originally reported to $11,425,467.

The following tables reflect the impacted financial statement line items resulting from the restatement for the three months ended March 31, 2005 and the three and six months ended June 30, 2005:

Balance Sheets line items that have been restated as of:

	March 31, 2005		June 30, 2005
	As Reported	Restated	As Reported	Restated
Assets:
Cash and cash equivalents	$1,212,750	$1,212,750	$1,302,491	$1,167,467
Prepaids and other assets	—	9,333	—	9,877
Investments in equipment and leases, net	12,215,107	12,209,534	12,005,507	11,999,934
Total assets	13,624,573	13,628,333	13,483,749	13,353,029

Liabilities:
General Partner	93,005	100,803	55,752	64,088
Other Accruals	459,845	517,110	494,268	466,138
Total liabilities	4,551,027	4,616,090	4,365,898	4,346,104

Total Partners’ capital:
General Partner	198,640	199,445	199,083	198,331
Limited Partner	8,874,906	8,812,797	8,918,768	8,808,594

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

13. Selected quarterly data (unaudited) (continued):

Statements of Operations line items that have been restated for the following periods:

	Three Month Ended March 31, 2005
	As Reported	Restated
Expenses:
Cost reimbursements to General Partner	$119,763	$119,603
Railcar maintenance	38,111	38,187
Other management fees	24,710	27,434
Professional fees	74,232	128,135
Other	36,458	35,645
Total expenses	652,378	708,108

Net income	$136,225	$80,495

Net income:
General Partners	$1,362	$805
Limited Partners	$134,863	$79,690

Net income per Limited Partnership Unit	$0.01	$0.01

Statements of Cash Flows line items that have been restated for the following periods:

	Three Months Ended March 31, 2005
	As Reported	Restated
Operating activities:
Net income	$136,225	$80,495
Changes in operating assets and liabilities:
Accounts payable, General Partner	(992)	6,806
Accounts payable, other	(166,010)	(108,744)
Other assets	120,000	—
Prepaid expenses	—	(9,333)

Net cash provided by operating activities	438,301	318,302

Investing activities:
Investment in equipment on operating lease	(156,329)	(36,330)

Net cash provided by investing activities	$9,312	$129,311

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

13. Selected quarterly data (unaudited) (continued):

Statements of Operations line items that have been restated for the following periods:

	Three Months Ended June 30, 2005		Six Months Ended June 30, 2005
	As Reported	Restated	As Reported	Restated
Expenses:
Cost reimbursements to General Partner	$132,935	$132,234	$252,698	$251,837
Railcar maintenance	66,749	66,714	104,860	104,901
Other management fees	6,355	3,631	31,065	31,065
Professional fees	70,292	76,397	144,524	204,533
Provision for doubtful accounts	29,288	26,033	29,288	26,033
Other	59,519	109,750	95,977	145,395

Total expenses	736,047	785,669	1,388,425	1,493,777

Net income	$44,305	$(5,317)	$180,530	$75,178

General Partner	$443	$(53)	$1,805	$752
Limited Partners	$43,862	$(5,264)	$178,725	$74,426

Net income per Limited Partnership unit	$—	$—	$0.01	$0.01

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

13. Selected quarterly data (unaudited) (continued):

Statements of Cash Flows line items that have been restated for the following periods:

	Three Months Ended June 30, 2005		Six Months Ended June 30, 2005
	As Reported	Restated	As Reported	Restated
Operating activities:
Net income (loss)	$44,305	$(5,317)	$180,530	$75,178

Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	29,288	26,033	29,288	26,033
Changes in operating assets and liabilities:
Accounts receivable, net	(8,323)	(5,068)	93,608	96,863
Accounts payable, General Partner	(37,253)	(36,715)	(38,245)	(29,909)
Accounts payable, other	34,423	(50,973)	(131,587)	(159,717)
Prepaid expenses	—	(544)	—	(9,877)

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

Item 8.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Partnership’s General Partner’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that for the years ended December 31, 2005, and 2004, certain material weaknesses existed in the Partnership’s internal control over financial reporting.

The Partnership does not control the financial reporting process, and is dependent on the General Partner, who is responsible for providing the Partnership with financial statements in accordance with generally accepted accounting principles. The General Partner’s disclosure controls and procedures over the: a) application of generally accepted accounting principles for leasing transactions b) allocation of costs incurred by the General Partner on behalf of the Partnership; c) process of identifying and estimating liabilities in the correct period; and d) financial statement close process, including evaluating the relative significance of misstatements and preparation of financial statements and related disclosures, were determined to be ineffective and constitute material weaknesses in internal control over financial reporting.

Changes in internal control

The General Partner has reviewed the material weaknesses and believes that the following corrective actions taken as a whole will address the material weaknesses in its disclosure controls and procedures described above. These corrective actions are as follows:

•

With regard to the allocations of costs and expenses incurred by the General Partner, the allocation process has been reviewed and the costs and expenses have been properly allocated in accordance with the Partnership Agreement.

•

With regard to identifying and estimating liabilities in the correct periods, the General Partner has performed a detailed review to identify and record the liabilities, in the correct period. A standardized quarterly review process has been implemented to ensure the identification and estimation of the liabilities.

•

The General Partner has taken the following steps to mitigate the weakness regarding its financial statement close process: a Chief Accounting Officer and an SEC reporting manager have been hired, and the controller position has been split into two separate roles to ensure proper management of the Managing Member and the managed Funds’ accounting operations. Controls and job functions are being redesigned to increase the documentation of processes and transparency of procedures going forward.

PART III

Item 9.	DIRECTORS AND EXECUTIVE OFFICERS

The registrant is a Limited Partnership and, therefore, has no officers or directors.

All of the outstanding capital stock of ATEL Financial Services, LLC (the General Partner) is held by ATEL Capital Group (“ACG”), a holding Partnership formed to control ATEL and affiliated companies. The outstanding voting capital stock of ATEL Capital Group is owned 100% by Dean Cash.

Each of ALC, ATEL Equipment Corporation (“AEC”), ATEL Investor Services (“AIS”) and ATEL Financial Services, LLC (“AFS”) is a subsidiary under the control of ATEL Capital Group and performs services for the Partnership. Acquisition services were performed for the Partnership by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Partnership are performed by AFS. ATEL Securities Corporation (“ASC”) is a wholly-owned subsidiary of AFS which performed distribution services in connection with the Partnership’s public offering of its Units.

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

Dean L. Cash, age 56, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 53, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management Partnership, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the Partnership. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 48, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

Audit Committee

ATEL Leasing Corporation is the managing member of ATEL Financial Services, LLC. ATEL Financial Services, LLC is the Managing Member of the registrant. The board of directors of ATEL Leasing Corporation acts as the audit committee of the registrant. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of ALC and are deemed to be financial experts. They are not independent of the Partnership.

Section 16(a) Beneficial Ownership Reporting Compliance

During March 2006, each of the executive officers and directors of the registrant’s Managing Member, Dean Cash, Paritosh Choksi and Vasco Morais, filed a statement of beneficial ownership of Units on Form 3 under Section 16. These statements were due at the time the registrant filed its Form 8A registration statement under the Securities Exchange Act of 1934. Based solely on a review of Forms 3, 4 and 5, the Partnership is not otherwise aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2005.

Code of Ethics

ACG on behalf of AFS and ALC has adopted a code of ethics for its Chief Executive Officer and Chief Financial and Operating Officer. The Code of Ethics is included as Exhibit 14.1 to this report.

Item 10.	EXECUTIVE COMPENSATION

The registrant is a Limited Partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its Affiliates. The amount of such remuneration paid for the years ended December 31, 2005 and 2004 is set forth in Item 7 of this report under the caption “Financial Statements and Supplementary Data — Notes to the Financial Statements — Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

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

Equipment Management Fees

As compensation for its services rendered generally in managing or supervising the management of the Partnership’s equipment and in supervising other ongoing services and activities including, among others, arranging for necessary maintenance and repair of equipment, collecting revenue, paying operating expenses, determining the equipment is being used in accordance with all operative contractual arrangements, property and sales tax monitoring and preparation of financial data, AFS or its affiliates are entitled to receive management fees which are payable for each fiscal quarter and are to be in an amount equal to (i) 5% of the gross lease revenues from “operating” leases and (ii) 2% of gross lease revenues from “full payout” leases which contain net lease provisions. See Note 7 to the financial statements included at Item 7 of this report for amounts paid.

Incentive Management Fees

As compensation for its services rendered in establishing and maintaining the composition of the Partnership’s equipment portfolio and its acquisition and debt strategies and supervising fund administration including supervising the preparation of reports and maintenance of financial and operating data of the Partnership, Securities and Exchange Commission and Internal Revenue Service filings, returns and reports, AFS is entitled to receive the Partnership management fee which shall be payable for each fiscal quarter and shall be an amount equal to 5% of distributions of cash from operations until such time as the Limited Partners have received aggregate distributions of cash from operations in an amount equal to their original invested capital plus a 10% per annum return on their average adjusted invested capital (as defined in the Limited Partnership Agreement). Thereafter, the incentive management fee shall be 15% of all distributions of cash from operations, sales or refinancing. See Note 7 to the financial statements included at Item 7 of this report for amounts paid.

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

General Partner’s Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 99% to the Limited Partners and 1% to AFS. See the statements of operations included in Item 7 of this report for the amounts allocated to the General and Limited Partners in 2005 and 2004.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2005, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The parent of AFS is the beneficial owner of Limited Partnership Units as follows:

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Dean Cash 600 California Street, 6th Floor San Francisco, CA 94108	Initial Limited Partner Units 25 Units ($250) (owned by wife)	0.0002%

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

The responses to Item 1 of this report under the caption “Equipment Leasing Activities,” Item 7 of this report under the caption “Financial Statements and Supplemental Data—Notes to the Financial Statements—Related party transactions” at Note 7 thereof, and Item 11 of this report under the caption “Executive Compensation,” are hereby incorporated by reference.

Item 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Reports on Form 8-K for the fourth quarter of 2005 (1) Form 8-K on November 21, 2005 of Dean L. Cash

(b)	Exhibits

(3) and (4) Agreement of Limited Partnership, included as Exhibit B to Prospectus (Exhibit 28.1), is incorporated herein by reference to the report on Form 10-KSB for the period ended December 31, 1994 (File No. 33-81952).

(14.1)	Code of Ethics

(31.1)	Rule 13a-14(a)/ 15d-14(a) Certification of Paritosh K. Choksi

(31.2)	Rule 13a-14(a)/ 15d-14(a) Certification of Dean L. Cash

(32.1)	Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash

(32.2)	Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the most recent two years, the Partnership incurred audit, audit related, tax and other fees with its principal auditors as follows:

	2005	2004
Audit fees	$45,986	$24,041
Tax fees	25,507	25,792

	$71,493	$49,833

ATEL Leasing Corporation is the managing member of ATEL Financial Services, LLC. ATEL Financial Services LLC is the General Partner of the registrant. The board of directors of ATEL Leasing Corporation acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of ATEL Leasing Corporation acting on behalf of the board of directors of ATEL Leasing Corporation in its role as the audit committee of the Partnership.

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

SIGNATURE	CAPACITIES	DATE

/s/ Dean Cash	President and Chief Executive Officer of	June 18, 2007
Dean Cash	ATEL Financial Services, LLC (General Partner)

/s/ Paritosh K. Choksi	Executive Vice President and Chief Financial and	June 18, 2007
Paritosh K. Choksi	Operating Officer of ATEL Financial Services, LLC (General Partner)

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-KSB, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.