Form 10QSB
period 2006-03-31
ATEL CASH DISTRIBUTION FUND V L P
filed 2007-08-08
CIK 892875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the issuer’s revenues for the most recent fiscal year: $3,158,637

The number of Limited Liability Company Units outstanding as of June 30, 2007: 12,471,600

DOCUMENTS INCORPORATED BY REFERENCE

None

ATEL CASH DISTRIBUTION FUND V, L.P.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

ATEL CASH DISTRIBUTION FUND V, L.P.

BALANCE SHEET

MARCH 31, 2006

(Unaudited)

ASSETS
Cash and cash equivalents	$553,713
Accounts receivable, net of allowance for doubtful accounts of $111,033	330,323
Prepaid expenses	21,478
Investments in equipment and leases, net of accumulated depreciation of $11,387,534	10,021,550

Total assets	$10,927,064

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable and accruals:
General Partner	$44,053
Other	49,169
Accrued interest payable	13,320
Non-recourse debt	3,166,295
Unearned operating lease income	22,530

Total liabilities	3,295,367

Commitments and contingencies

Partners’ capital:
General Partner	196,690
Limited Partners	7,435,007

Total Partners’ capital	7,631,697

Total liabilities and Partners’ capital	$10,927,064

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF OPERATIONS

THREE MONTH PERIODS ENDED

MARCH 31, 2006 AND 2005

(Unaudited)

	Three months ended March 31,
	2006	2005
Revenues:
Leasing activities:
Operating leases	$707,646	$706,942
(Loss) gain on sales of assets	(33,565)	69,219
Interest income	9,354	11,200
Other	1,621	1,242

	685,056	788,603

Expenses:
Depreciation of operating lease assets	323,394	279,009
Cost reimbursements to General Partner	132,480	119,603
Professional fees	50,194	128,135
Railcar maintenance	13,555	38,187
Interest expense	41,371	51,226
Equipment and incentive management fees to General Partner	25,957	27,583
Other management fees	16,360	27,434
Outside services	13,215	—
Other	46,710	36,931

	663,236	708,108

Net income	$21,820	$80,495

Net income:
General Partner	$218	$805
Limited Partners	21,602	79,690

	$21,820	$80,495

Net income per Limited Partnership Unit	$0.00	$0.01
Weighted average number of Units outstanding	12,471,600	12,471,600

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2005

AND FOR THE THREE MONTH PERIOD

ENDED MARCH 31, 2006

(Unaudited)

	Limited Partners		General Partner	Total
	Units	Amount
Balance December 31, 2004	12,471,600	$11,228,245	$197,222	$11,425,467
Distributions to Limited Partners ($0.20 per Unit)	—	(2,493,720)	—	(2,493,720)
Net loss	—	(74,260)	(750)	(75,010)

Balance December 31, 2005	12,471,600	8,660,265	196,472	8,856,737
Distributions to Limited Partners ($0.10 per Unit)	—	(1,246,860)	—	(1,246,860)
Net income	—	21,602	218	21,820

Balance March 31, 2006	12,471,600	$7,435,007	$196,690	$7,631,697

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF CASH FLOWS

THREE MONTH PERIODS ENDED

MARCH 31, 2006 AND 2005

(Unaudited)

	Three months ended March 31,
	2006	2005
Operating activities:
Net income	$21,820	$80,495
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation of operating lease assets	323,394	280,295
Loss (gain) on sales of assets	33,565	(69,219)
Changes in operating assets and liabilities:
Accounts receivable	(144,148)	101,931
Prepaid expenses	24,156	(9,333)
Accounts payable and accruals:
General Partner	(86,521)	6,806
Other	(168,810)	(108,744)
Accrued interest payable	(713)	(754)
Unearned operating lease income	(4,243)	36,825

Net cash (used in) provided by operating activities	(1,500)	318,302

Investing activities:
Proceeds from sales of lease assets	142,304	165,641
Improvements of equipment on operating leases	(144,000)	(36,330)

Net cash (used in) provided by investing activities	(1,696)	129,311

Financing activities:
Repayments of non-recourse debt	(169,666)	(163,069)
Distributions to Limited Partners	(1,246,860)	(2,493,720)

Net cash used in financing activities	(1,416,526)	(2,656,789)

Net decrease in cash and cash equivalents	(1,419,722)	(2,209,176)
Cash and cash equivalents at beginning of period	1,973,435	3,421,926

Cash and cash equivalents at end of period	$553,713	$1,212,750

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$40,657	$51,980

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

The Partnership conducted a public offering of 12,500,000 Limited Partnership Units (“Units”) at a price of $10 per Unit. On March 19, 1993, subscriptions for the minimum number of Units, 120,000, or $1,200,000, had been received. On that date, the Partnership commenced operations in its primary business (leasing activities). As of November 15, 1994, the Partnership had received and accepted subscriptions for 12,500,000, or $125,000,000 in addition to the Initial Limited Partners’ Units and the offering was terminated. As of March 31, 2006, 12,471,600 Units were issued and outstanding.

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

As of March 31, 2006, the Partnership is in the final stages of its liquidation phase as defined by the Limited Partnership Agreement.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-QSB and Item 310(b) of Regulation S-B. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results for the year ended December 31, 2006. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Credit risk:

Financial instruments that potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents, and accounts receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions and therefore, believes that the concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating leases.

Accounts receivable:

Accounts receivable represent the amounts billed under operating lease contracts which are currently due to the Partnership. Allowances for doubtful accounts are typically established based on historical charge offs and collection experience and are usually determined by specifically identified lessees and invoiced amounts. Accounts receivable are charged off to expense on specific identification basis. Amounts recovered that were previously written-off are recorded as other income in the period received.

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases.

Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees and the terms to be negotiated, but initial leases are generally between 36 to 84 months. The difference between rent received and rental revenue recognized is recorded as unearned operating lease income on the balance sheet.

Asset valuation:

Recorded values of the Partnership’s asset portfolio are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity simultaneously, or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows) of the asset and its carrying value on the measurement date.

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

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

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

Recent accounting pronouncements:

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement No.159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Partnership does not presently anticipate any significant impact on its financial position, results of operations or cash flows.

During September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108. This Bulletin provides the Staff’s views on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance in SAB No. 108 is effective for financial statements of fiscal years ending after November 15, 2006. Adoption of this guidance did not materially impact the Partnership’s financial statements.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of March 31, 2006, the Fund does not believe the adoption of SFAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Partnership adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a significant effect on the Partnership’s financial position and results of operations.

3. Investment in equipment and leases, net:

The Partnership’s Investments in equipment and leases consists of the following:

	Balance December 31, 2005	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2006
Net investment in operating leases	$10,350,454	$(21,469)	$(323,217)	$10,005,768
Assets held for sale or lease, net of accumulated depreciation of $19,481 in 2006 and $97,629 in 2005	26,359	(10,400)	(177)	15,782

Total	$10,376,813	$(31,869)	$(323,394)	$10,021,550

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for sale or lease. Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. No impairment losses have been recognized for the three month periods ending March 31, 2006 and 2005.

All of the leased property was acquired in the years 1993 through 2004.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net (continued):

Operating leases:

Equipment on operating leases consists of the following:

	Balance December 31, 2005	Additions	Reclassifications or Dispositions	Balance March 31, 2006
Transportation, rail	$20,482,914	$144,000	$(293,567)	$20,333,347
Containers	1,040,474	—	—	1,040,474

	21,523,388	144,000	(293,567)	21,373,821
Less accumulated depreciation	(11,172,934)	(323,217)	128,098	(11,368,053)

Total	$10,350,454	$(179,217)	$(165,469)	$10,005,768

At March 31, 2006, the aggregate amounts of future minimum lease payments under operating leases are as follows:

Operating Leases
Nine months ending December 31, 2006	$1,882,995
Year ending December 31, 2007	2,109,769
2008	1,619,014
2019	1,220,509
2010	548,498

$7,380,785

The Partnership utilizes the straight line depreciation method for equipment in all the following categories over the following useful lives (in years):

Equipment category	Useful Life
Transportation, rail	30 - 35
Containers	7 - 10

4. Related party transactions:

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

Cost reimbursements to the General Partner are based on its costs incurred in performing administrative services for the Partnership. These costs are allocated to each managed entity based on certain criteria such as existing or new leases, number of investors or equity depending upon the type of cost incurred.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

Incentive management fees are computed as 5.0% of distributions of cash from operations, as defined in the Limited Partnership Agreement and equipment management fees are computed as 5% of gross revenues from operating leases, as defined in the Limited Partnership Agreement plus 2% of gross revenues from full payout leases, as defined in the Limited Partnership Agreement.

During the three month periods ended March 31, 2006 and 2005, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement, as follows:

	Three Months Ended March 31,
	2006	2005
Cost reimbursements to General Partner	$132,480	$119,603
Equipment and incentive management fees to General Partner	25,957	27,583

	$158,437	$147,186

The General Partner makes certain payments to third parties on behalf of the Partnership for convenience purposes. During the three month periods ended March 31, 2006 and 2005, the General Partner made such payments of $145,462 and $45,710 respectively.

5. Non-recourse debt:

At March 31, 2006, non-recourse debt consists of a note payable to a financial institution. The note is due in monthly installments. Interest on the note is at a fixed rate of 5.0%. The note is secured by assignments of lease payments and pledges of assets. At March 31, 2006, the carrying value of the pledged assets is approximately $3,440,658. The note matures in 2010.

Future minimum payments of non-recourse debt are as follows:

	Principal	Interest	Total
Nine months ending December 31, 2006	$522,011	$111,154	$633,165
Year ended December 31, 2007	727,412	116,807	844,219
2008	764,993	79,226	844,219
2009	804,517	39,702	844,219
2010	347,362	4,396	351,758

	$3,166,295	$351,285	$3,517,580

6. Commitments:

As of March 31, 2006, the Partnership had no commitments to purchase lease assets.

7. Guarantees:

The Partnership enters into contracts that contain a variety of indemnifications. The Partnership’s maximum exposure under these arrangements is unknown. However, the Partnership has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

In the normal course of business, the Partnership enters into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, management contracts, loan agreements, credit lines and other debt facilities. It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties—in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

7. Guarantees (continued):

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

8. Partners’ Capital:

As of March 31, 2006, 12,471,600 Units were issued and outstanding (including the 50 Units issued to the Initial Limited Partners).

As defined in the Limited Partnership Agreement, the Partnership’s Net Income, Net Losses, and Tax Credits are to be allocated 99% to the Limited Partners and 1% to AFS.

Available Cash from Operations and Cash from Sales and Refinancing are to be distributed as follows:

First, 5% of Distributions of Cash from Operations to AFS as Incentive Management Fee;

Second, the balance to the Limited Partners until the Limited Partners have received Aggregate Distributions in an amount equal to their Original Invested Capital, as defined, plus a 10% per annum cumulative (compounded daily) return on their Adjusted Invested Capital;

Third, AFS will receive as Incentive Management Compensation, the following:

(A)	10% of remaining Cash from Operations and

(B)	15% of remaining Cash from Sales or Refinancing; and

Fourth, the balance to the Limited Partners.

Distributions to the Limited Partners were as follows:

	Three Months Ended March 31,
	2006	2005
Distributions	$1,246,860	$2,493,720
Weighted average number of Units outstanding	12,471,600	12,471,600

Weighted average distributions per Unit	$0.10	$0.20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Capital Resources and Liquidity

The Partnership’s public offering provided for a total maximum capitalization of $125,000,000. On March 19, 1993, the Partnership commenced operations in its primary business (leasing activities). As of November 15, 1994, subscriptions for 12,500,000 Units or $125,000,000 in addition to the Initial Limited Partners’ Units have been received and the offering was concluded. The Reinvestment Period ended December 31, 2000 and the Partnership is now in the final stages of its liquidation phase as defined by the Limited Partnership Agreement.

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

As of March 31, 2006, the Partnership had cumulatively borrowed $62,498,578 on a non-recourse basis with a remaining unpaid balance of $3,166,295. Non-recourse debt payments match the rental income received from the underlying leases and therefore do not represent cash outflows for the Partnership. Borrowings are generally non-recourse to the Partnership, that is, the only recourse of the lender upon a default by the lessee on the underlying lease will be to the equipment or corresponding lease acquired with the loan proceeds. AFS does not anticipate any future non-recourse borrowings on behalf of the Partnership.

The Partnership commenced regular distributions, based on cash flows from operations, beginning with the second quarter of 1993. At March 31, 2006, the Partnership had no commitments to purchase leased assets.

Cash Flows

The three months ended March 31, 2006 versus the three months ended March 31, 2005

During the three months ended March 31, 2006 and 2005, the primary source of cash from operations was rents from operating leases. In addition, cash flows were impacted by changes in certain assets and liabilities. During the three months ended March 31, 2006, cash used in operating activities totaled $1,500 while cash provided by operating activities totaled $318,302 for the same period in 2005. The decrease was primarily a result of increased levels of accounts receivable and payments made against accounts payable and accrued liabilities. The net cash outflow related to the increase in accounts receivable was $144,148 for the three months ended March 31, 2006 compared to a cash inflow related to payments of $101,931, received on account, for the same period in 2005. Cash outflow related to payments made against accounts payable and accrued liabilities increased by $153,393 from $101,938 for the three months ended March 31, 2005 to $255,331 for the same period in 2006.

During the three months ended March 31, 2006 and 2005, the main sources of cash flow from investing activities were proceeds from sales of lease assets. Proceeds from sales of lease assets are not expected to be consistent from one period to another as the sales of lease assets are subject to various factors such as the timing of lease terminations, market demand and the condition and uniqueness of the assets subject to sale. Cash used in investing activities totaled $1,696 for the three months ended March 31, 2006 compared to a cash inflow of $129,311 for the same period in 2005. The decrease was primarily due to an increase in cash used to refurbish rail cars combined with a decrease in proceeds from sales of assets. Cash used related to capitalized costs of refurbishing rail cars increased by $107,670 from $36,330 for the three months ended March 31, 2005 to $144,000 for the same period in 2006. Proceeds from sales of assets decreased by $23,337 from $165,641 for the three months ended March 31, 2005 to $142,304 for the same period in 2006.

During the three months ended March 31, 2006 and 2005, the Partnership’s financing activities were limited to repayment of debt and distributions to Limited Partners. Cash used in financing activities totaled $1,416,526 and $2,656,789 for the three months ended March 31, 2006 and 2005, respectively. The decrease in cash used was due to a decline in distributions paid to Limited Partners which totaled $1,246,860 for the three months ended March 31, 2006 compared to $2,493,720 for the same period in 2005.

Results of Operations

Cost reimbursements to the General Partner are based on its costs incurred in performing administrative services for the Partnership. These costs are allocated to each managed entity based on certain criteria such as existing or new leases, number of investors or equity depending upon the type of cost incurred.

The three months ended March 31, 2006 versus the three months ended March 31, 2005

The Partnership had net income of $21,820 and $80,495 for the three months ended March 31, 2006 and 2005, respectively. The decrease reflects a $103,547 decrease in total revenues offset by a $44,872 decrease in operating expenses.

Total revenues were $685,056 and $788,603 for the three months ended March 31, 2006 and 2005, respectively. The decrease in revenues was driven by a decline in gains on sales of assets. During the three months ended March 31, 2006, gains on sales of assets decreased by $102,784 to a loss of $33,565 from a gain of $69,219 during the same period in 2005. Operating lease revenues for the three months ended March 31, 2006 was relatively flat at $707,646 when compared to revenues of $706,942 for the same period in 2005.

Total expenses were $663,236 and $708,108 for the three months ended March 31, 2006 and 2005, respectively. The decrease in total expenses was primarily due to declines in professional fees and maintenance expense, partially offset by an increase in depreciation expense.

Professional fees decreased by $77,941 from $128,135 for the three months ended March 31, 2005 to $50,194 for the same period in 2006. The decline in professional fees was primarily due to a year over year decrease in legal fees. Maintenance expense decreased by $24,632 from $38,187 for the three months ended March 31, 2005 to $13,555 for the same period in 2006 primarily due to the timing of required repairs in the first quarter of 2006 versus 2005.

The decreases in professional fees and maintenance expense were partially offset by a $44,385 increase in depreciation expense. Depreciation expense totaled $323,394 and $279,009 for the three months ended March 31, 2006 and 2005. The increase in depreciation was a result of adjustments to recorded residual values to values associated with railcars under lease renewals.

Item 3.	Controls and procedures.

Evaluation of disclosure controls and procedures

The Partnership’s General Partner’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that at March 31, 2006, certain material weaknesses existed in the Partnership’s internal control over financial reporting.

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

2.	Other Exhibits

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Dean L. Cash

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Paritosh K. Choksi

32.1	Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash

32.2	Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2007

ATEL Cash Distribution Fund V, L.P.
(Registrant)
By:	ATEL Financial Services, LLC
General Partner of Registrant
		By:	/s/ Dean Cash
Dean Cash,
President and Chief Executive Officer of
ATEL Financial Services, LLC (General Partner)

		By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi,
Executive Vice President and Chief Financial and Operating
Officer of ATEL Financial Services, LLC (General Partner)