Form 10QSB
period 2006-06-30
ATEL CASH DISTRIBUTION FUND V L P
filed 2007-08-08
CIK 892875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2006

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

ATEL CASH DISTRIBUTION FUND V, L.P.

BALANCE SHEET

JUNE 30, 2006

(Unaudited)

ASSETS
Cash and cash equivalents	$1,067,240
Accounts receivable, net of allowance for doubtful accounts of $110,649	228,656
Prepaid expenses	3,308
Investments in equipment and leases, net of accumulated depreciation of $11,566,426	9,663,767

Total assets	$10,962,971

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable and accruals:
General Partner	$165,464
Other	190,470
Accrued interest payable	12,597
Non-recourse debt	2,994,478
Unearned operating lease income	22,422

Total liabilities	3,385,431

Commitments and contingencies

Partners’ capital:
General Partner	196,149
Limited Partners	7,381,391

Total Partners’ capital	7,577,540

Total liabilities and Partners’ capital	$10,962,971

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED

JUNE 30, 2006 AND 2005

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues:
Leasing activities:
Operating leases	$737,181	$702,164	$1,444,827	$1,409,106
(Loss) gain on sales of assets	(4,114)	67,403	(37,679)	136,622
Interest income	8,404	6,026	17,758	17,226
Other	3,242	4,759	4,863	6,001

	744,713	780,352	1,429,769	1,568,955

Expenses:
Depreciation of operating lease assets	298,744	295,751	622,138	574,760
Cost reimbursements to General Partner	141,911	132,234	274,391	251,837
Professional fees	53,599	76,398	103,793	204,533
Railcar maintenance	118,926	66,714	132,481	104,901
Interest expense	38,515	48,891	79,886	100,117
Equipment and incentive management fees to General Partner	29,013	24,980	54,970	52,563
Other management fees	29,630	3,631	45,990	31,065
Outside services	42,400	—	55,615	—
Other	46,132	137,070	92,842	174,001

	798,870	785,669	1,462,106	1,493,777

Net (loss) income	$(54,157)	$(5,317)	$(32,337)	$75,178

Net (loss) income
General Partner	$(541)	$(53)	$(323)	$752
Limited Partners	(53,616)	(5,264)	(32,014)	74,426

	$(54,157)	$(5,317)	$(32,337)	$75,178

Net (loss) income per Limited Partnership Unit	$(0.00)	$(0.00)	$(0.00)	$0.01
Weighted average number of Units outstanding	12,471,600	12,471,600	12,471,600	12,471,600

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2005

AND FOR THE SIX MONTH PERIOD

ENDED JUNE 30, 2006

(Unaudited)

	Limited Partners		General Partner	Total
	Units	Amount
Balance December 31, 2004	12,471,600	$11,228,245	$197,222	$11,425,467
Distributions to Limited Partners ($0.20 per Unit)	—	(2,493,720)	—	(2,493,720)
Net loss	—	(74,260)	(750)	(75,010)

Balance December 31, 2005	12,471,600	8,660,265	196,472	8,856,737
Distributions to Limited Partners ($0.10 per Unit)	—	(1,246,860)	—	(1,246,860)
Net loss	—	(32,014)	(323)	(32,337)

Balance June 30, 2006	12,471,600	$7,381,391	$196,149	$7,577,540

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF CASH FLOWS

THREE AND SIX MONTH PERIODS ENDED

JUNE 30, 2006 AND 2005

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Operating activities:
Net (loss) income	$(54,157)	$(5,317)	$(32,337)	$75,178
Adjustment to reconcile net (loss) income to cash provided by operating activities:
Depreciation of operating lease assets	298,744	297,038	622,138	577,332
Loss (gain) on sales of assets	4,114	(67,403)	37,679	(136,622)
(Recovery of) provision for doubtful accounts	(384)	26,033	(384)	26,033
Changes in operating assets and liabilities:
Accounts receivable	102,051	(5,068)	(42,097)	96,863
Prepaid expenses	18,170	(544)	42,326	(9,877)
Accounts payable and accruals:
General Partner	121,411	(36,715)	34,890	(29,909)
Other	141,301	(50,973)	(27,509)	(159,717)
Accrued interest payable	(723)	(818)	(1,436)	(1,572)
Unearned operating lease income	(108)	(3,349)	(4,351)	33,476

Net cash provided by operating activities	630,419	152,884	628,919	471,185

Investing activities:
Proceeds from sales of lease assets	66,925	178,131	209,229	343,772
Improvements of equipment on operating leases	(12,000)	(198,166)	(156,000)	(234,495)

Net cash provided by (used in) investing activities	54,925	(20,035)	53,229	109,277

Financing activities:
Repayments of non-recourse debt	(171,817)	(178,132)	(341,483)	(341,201)
Distributions to Limited Partners	—	—	(1,246,860)	(2,493,720)

Net cash used in financing activities	(171,817)	(178,132)	(1,588,343)	(2,834,921)

Net increase (decrease) in cash and cash equivalents	513,527	(45,283)	(906,195)	(2,254,459)
Cash and cash equivalents at beginning of period	553,713	1,212,750	1,973,435	3,421,926

Cash and cash equivalents at end of period	$1,067,240	$1,167,467	$1,067,240	$1,167,467

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$24,450	$—	$24,450	$—

Cash paid during the period for interest	$38,525	$49,709	$80,609	$101,689

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

The Partnership conducted a public offering of 12,500,000 Limited Partnership Units (“Units”) at a price of $10 per Unit. On March 19, 1993, subscriptions for the minimum number of Units, 120,000, or $1,200,000, had been received. On that date, the Partnership commenced operations in its primary business (leasing activities). As of November 15, 1994, the Partnership had received and accepted subscriptions for 12,500,000, or $125,000,000 in addition to the Initial Limited Partners’ Units and the offering was terminated. As of June 30, 2006, 12,471,600 Units were issued and outstanding.

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

As of June 30, 2006, the Partnership is in the final stages of its liquidation phase as defined by the Limited Partnership Agreement.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-QSB and Item 310(b) of Regulation S-B. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results for the year ended December 31, 2006. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Recent accounting pronouncements:

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Partnership does not presently anticipate any significant impact on its financial position, results of operations or cash flows.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of June 30, 2006, the Fund does not believe the adoption of SFAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

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

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net:

The Partnership’s Investments in equipment and leases consists of the following:

	Balance December 31, 2005	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Direct Leases	Balance June 30, 2006
Net investment in operating leases	$10,350,454	$(80,509)	$(621,960)	$9,647,985
Assets held for sale or lease, net of accumulated depreciation of $19,481 in 2006 and $97,629 in 2005	26,359	(10,399)	(178)	15,782

Total	$10,376,813	$(90,908)	$(622,138)	$9,663,767

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for sale or lease. Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. No impairment losses have been recognized for the three and six month periods ending June 30, 2006 and 2005.

All of the leased property was acquired in the years 1993 through 2004.

Operating leases:

Equipment on operating leases consists of the following:

	Balance December 31, 2005	Additions	Reclassifications or Dispositions	Balance June 30, 2006
Transportation, rail	$20,482,914	$156,000	$(484,458)	$20,154,456
Containers	1,040,474	—	—	1,040,474

	21,523,388	156,000	(484,458)	21,194,930
Less accumulated depreciation	(11,172,934)	(621,960)	247,949	(11,546,945)

Total	$10,350,454	$(465,960)	$(236,509)	$9,647,985

At June 30, 2006, the aggregate amounts of future minimum lease payments under operating leases are as follows:

Operating Leases
Six months ending December 31, 2006	$1,230,130
Year ending December 31, 2007	2,109,769
2008	1,619,014
2019	1,220,509
2010	548,498

$6,727,920

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

During the three and six month periods ended June 30, 2006 and 2005, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Cost reimbursements to General Partner	$141,911	$132,234	$274,391	$251,837
Equipment and incentive management fees to General Partner	29,013	24,980	54,970	52,563

	$170,924	$157,214	$329,361	$304,400

The General Partner makes certain payments to third parties on behalf of the Partnership for convenience purposes. During the three month periods ended June 30, 2006 and 2005, the General Partner made such payments of $97,192 and $46,957, respectively. During the six month periods ended June 30, 2006 and 2005, the General Partner made such payments of $242,654 and $92,667 respectively.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

5. Non-recourse debt:

At June 30, 2006, non-recourse debt consists of a note payable to a financial institution. The note is due in monthly installments. Interest on the note is at a fixed rate of 5.0%. The note is secured by assignments of lease payments and pledges of assets. At June 30, 2006, the carrying value of the pledged assets is approximately $3,262,056. The note matures in 2010.

Future minimum payments of non-recourse debt are as follows:

	Principal	Interest	Total
Six months ending December 31, 2006	$350,194	$71,915	$422,109
Year ended December 31, 2007	727,412	116,807	844,219
2008	764,993	79,226	844,219
2009	804,517	39,702	844,219
2010	347,362	4,396	351,758

	$2,994,478	$312,046	$3,306,524

6. Commitments:

As of June 30, 2006, the Partnership had no commitments to purchase lease assets.

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

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

8. Partners’ Capital:

As of June 30, 2006, 12,471,600 Units were issued and outstanding (including the 50 Units issued to the Initial Limited Partners).

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

Third, AFS will receive as Incentive Management Compensation, the following:

(A)	10% of remaining Cash from Operations and

(B)	15% of remaining Cash from Sales or Refinancing; and

Fourth, the balance to the Limited Partners.

Distributions to the Limited Partners were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Distributions declared	$—	$—	$1,246,860	$2,493,720
Weighted average number of Units outstanding	12,471,600	12,471,600	12,471,600	12,471,600

Weighted average distributions per Unit	$—	$—	$0.10	$0.20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of June 30, 2006, the Partnership had cumulatively borrowed $62,498,578 on a non-recourse basis with a remaining unpaid balance of $2,994,478. Non-recourse debt payments match the rental income received from the underlying leases and therefore do not represent cash outflows for the Partnership. Borrowings are generally non-recourse to the Partnership, that is, the only recourse of the lender upon a default by the lessee on the underlying lease will be to the equipment or corresponding lease acquired with the loan proceeds. AFS does not anticipate any future non-recourse borrowings on behalf of the Partnership.

The Partnership commenced regular distributions, based on cash flows from operations, beginning with the second quarter of 1993. At June 30, 2006, the Partnership had no commitments to purchase leased assets.

Cash Flows

The three months ended June 30, 2006 versus the three months ended June 30, 2005

During the three months ended June 30, 2006 and 2005, the primary source of cash from operations was rents from operating leases. In addition, cash flows were impacted by changes in certain assets and liabilities. Cash flows from operations increased by $477,535 from $152,884 for the three months ended June 30, 2005 to $630,419 for the same period in 2006. The increase was primarily a result of an increase in accounts payable and accrued liabilities as well as an increase in payments received on accounts receivable. Net cash inflow related to the increase in accounts payable and accrued liabilities was $262,712 for the three months ended June 30, 2006 versus a cash outflow of related to payments made against accounts payable and accrued liabilities of $87,688 for the same period in 2005. The net cash inflow related to the increase in payments received on account was $102,051 for the three months ended June 30, 2006 compared to a cash outflow related to an increase in accounts receivable of $5,068 for the same period in 2005.

During the three months ended June 30, 2006 and 2005, the main sources of cash flow from investing activities were proceeds from sales of lease assets while the main use of cash during the same timeframe was improvements to operating lease equipment. Proceeds from sales of lease assets are not expected to be consistent from one period to another as the sales of lease assets are subject to various factors such as the timing of lease terminations, market demand and the condition and uniqueness of the assets subject to sale. Cash provided by investing activities totaled $54,925 for the three months ended June 30, 2006 compared to cash used of $20,035 for the same period in 2005. The increase was primarily due to a decrease in cash used to refurbish rail cars partially offset by a decline in proceeds from sales of assets. Cash used related to capitalized costs of refurbishing rail cars decreased by $186,166 from $198,166 for the three months ended June 30, 2005 to $12,000 for the same period in 2006. Proceeds from sales of assets decreased by $111,206 from $178,131 for the three months ended June 30, 2005 to $66,925 for the same period in 2006.

Cash used in financing activities totaled $171,817 and $178,132 for the three months ended June 30, 2006 and 2005, respectively, representing repayments of non-recourse debt for the respective periods.

The six months ended June 30, 2006 versus the six months ended June 30, 2005

During the six months ended June 30, 2006 and 2005, the primary source of cash from operations was rents from operating leases. In addition, cash flows were impacted by changes in certain assets and liabilities. Cash flows from operations increased by $157,734 from $471,185 for the six months ended June 30, 2005 to $628,919 for the same period in 2006. The increase was primarily a result of (1) an increase in accounts payable and accrued liabilities and (2) a decrease in other expenses offset, in part, by (3) increased levels of accounts receivable. The growth in accounts payable and accrued liabilities generated cash flows of $7,381 for the six months ended June 30, 2006 compared to cash used of $189,626 for the same period in 2005. The decrease in other expenses, primarily due to declines in miscellaneous expenses and provision for doubtful accounts, increased cash inflow by $81,159 for the six months ended June 30, 2006 when compared to the same period in 2005. The net cash outflow related to the increase in accounts receivable was $42,097 for the six months ended June 30, 2006 compared to a cash inflow related to payments received on account totaling $96,863 for the same period in 2005.

During the six months ended June 30, 2006 and 2005, the main sources of cash flow from investing activities were proceeds from sales of lease assets while the main use of cash during the same timeframe was improvements to operating lease equipment. Cash provided by investing activities totaled $53,229 and $109,277 for the six months ended June 30, 2006 and 2005, respectively. The decrease was primarily a result of a decline in proceeds from sales of assets partially offset by a decrease in cash used to refurbish rail cars. Proceeds from sales of assets decreased by $134,543 from $343,772 for the three months ended June 30, 2005 to $209,229 for the same period in 2006. Cash used to refurbish rail cars decreased by $78,495 from $234,495 for the three months ended June 30, 2005 to $156,000 for the same period in 2006.

During the six months ended June 30, 2006 and 2005, the Partnership’s financing activities were limited to repayment of debt and distributions to Limited Partners. Cash used in financing activities totaled $1,588,343 and $2,834,921 for the six months ended June 30, 2006 and 2005, respectively. The decrease in cash used was due to a decline in distributions paid to Limited Partners which totaled $1,246,860 for the six months ended June 30, 2006 compared to $2,493,720 for the same period in 2005.

Results of operations

Cost reimbursements to the General Partner are based on its costs incurred in performing administrative services for the Partnership. These costs are allocated to each managed entity based on certain criteria such as existing or new leases, number of investors or equity depending upon the type of cost incurred.

The three months ended June 30, 2006 versus the three months ended June 30, 2005

The Partnership incurred net losses of $54,157 and $5,317 for the three months ended June 30, 2006 and 2005, respectively. The increase reflected a $35,639 decrease in total revenues and a $13,201 increase in operating expenses.

Total revenues were $744,713 and $780,352 for the three months ended June 30, 2006 and 2005, respectively. The decrease in revenues was driven by a decline in gains on sales of assets partially offset by an increase in operating lease revenue. During the three months ended June 30, 2006, gains on sales of assets decreased by $71,517 to a loss of $4,114 from a gain of $67,403 during the same period in 2005. Operating lease revenues increased by $35,017 to $737,181 for the three months ended June 30, 2006 from $702,164 for the same period in 2005, on higher rents from increased railcar activity.

Total expenses were $798,870 and $785,669 for the three months ended June 30, 2006 and 2005, respectively. The increase in total expenses was primarily due to increases in maintenance expense and outside services, partially offset by a decrease in other expenses and professional fees.

Maintenance expense increased by $52,212 from $66,714 for the three months ended March 31, 2005 to $118,926 for the same period in 2006 primarily due to the timing of required repairs in the second quarter of 2006 versus 2005. Outside services expense totaled $42,400 for the three months ended March 31, 2006 and none for the same period in 2005. Outside services expense reflects costs related to the Partnership’s restatement effort and the audit of prior period financial statements.

The increases in maintenance expense and outside services were partially offset by a $90,938 and $22,799 decrease in other expenses and professional fees, respectively. Other expenses totaled $46,132 and $137,070 for the three months ended June 30, 2006 and 2005, respectively. The decrease was due to lower provision for doubtful accounts, printing and photocopy expenses, storage fees and miscellaneous expenses. Professional fees totaled $53,599 and $76,398 for the same respective periods. The decrease was primarily the result of a decline in legal fees.

The six months ended June 30, 2006 versus the six months ended June 30, 2005

The Partnership incurred a net loss of $32,337 for the six months ended June 30, 2006 compared to net income of $75,178 for the same period in 2005. The increase reflected a $139,186 decrease in total revenues partially offset by a $31,671 decrease in operating expenses.

Total revenues were $1,429,769 and $1,568,955 for the first six months of 2006 and 2005, respectively. The decrease in revenues was driven by a decline in gains on sales of assets partially offset by an increase in operating lease revenue. The Partnership had a loss on sales of assets totaling $37,679 for the first six months of 2006 compared to a gain of $136,622 from assets sold during the first six months of 2005, a decrease of $174,301. Operating lease revenues increased by $35,721 to $1,444,827 for the six months ended June 30, 2006 from $1,409,106 for the same period in 2005, on higher rents from increased railcar activity.

Total expenses were $1,462,106 and $1,493,777 for the six months ended June 30, 2006 and 2005, respectively. The decrease in total expenses was primarily due to decreases in professional fees and other expenses offset, in part, by increases in depreciation and outside services.

Professional fees decreased by $100,740 to $103,793 for the six months ended June 30, 2006 from $204,533 for the same period in 2005 on lower legal fees. Other expenses decreased by $81,159 to $92,842 for the first six months of 2006 from $174,001 for the same period in 2005 on lower provision for doubtful accounts, printing and photocopy expenses, storage fees and miscellaneous expenses.

The decreases in professional fees and other expenses were partially offset by a $55,615 increase in outside services expense related to the Partnership’s restatement effort as noted above and a $47,378 increase in depreciation expense related to adjustments to recorded residual values to values associated with railcars under lease renewals.

Item 3.	Controls and procedures.

Evaluation of disclosure controls and procedures

The Partnership’s General Partner’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that at June 30, 2006, certain material weaknesses existed in the Partnership’s internal control over financial reporting.

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