Form 10QSB
period 2006-09-30
ATEL CASH DISTRIBUTION FUND V L P
filed 2007-08-08
CIK 892875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2006

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

ATEL CASH DISTRIBUTION FUND V, L.P.

BALANCE SHEET

SEPTEMBER 30, 2006

(Unaudited)

ASSETS

Cash and cash equivalents	$1,312,015
Accounts receivable, net of allowance for doubtful accounts of $99,036	257,381
Prepaids expenses	56,894
Investments in equipment and leases, net of accumulated depreciation of $11,783,891	9,332,615

Total assets	$10,958,905

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable and accruals:
General Partner	$160,721
Other	377,069
Accrued interest payable	11,864
Non-recourse debt	2,820,484
Unearned operating lease income	21,990

Total liabilities	3,392,128

Commitments and contingencies

Partners’ capital:
General Partner	196,041
Limited Partners	7,370,736

Total Partners’ capital	7,566,777

Total liabilities and Partners’ capital	$10,958,905

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED

SEPTEMBER 30, 2006 AND 2005

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues:
Leasing activities:
Operating leases	$726,505	$683,740	$2,171,332	$2,092,846
Gain (loss) on sales of assets	4,894	(15,905)	(32,785)	120,717
Interest income	14,033	8,018	31,791	25,244
Other	1,651	53,620	6,514	59,621

	747,083	729,473	2,176,852	2,298,428

Expenses:
Depreciation of operating lease assets	317,554	314,459	939,692	889,219
Cost reimbursements to General Partner	150,859	143,180	425,250	395,017
Professional fees	47,253	114,798	151,046	319,331
Railcar maintenance	80,225	90,368	212,706	195,269
Interest expense	36,329	46,143	116,215	146,260
Equipment and incentive management fees to General Partner	28,908	26,309	83,878	78,872
Other management fees	19,768	21,928	65,758	52,993
Outside services	59,522	—	115,137	—
Provision for claims	—	250,000	—	250,000
Other	17,428	49,209	110,270	223,210

	757,846	1,056,394	2,219,952	2,550,171

Net loss	$(10,763)	$(326,921)	$(43,100)	$(251,743)

Net loss:
General Partner	$(108)	$(3,269)	$(431)	$(2,517)
Limited Partners	(10,655)	(323,652)	(42,669)	(249,226)

	$(10,763)	$(326,921)	$(43,100)	$(251,743)

Net loss per Limited Partnership Unit	$(0.00)	$(0.03)	$(0.00)	$(0.02)
Weighted average number of Units outstanding	12,471,600	12,471,600	12,471,600	12,471,600

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2005

AND FOR THE NINE MONTH PERIOD

ENDED SEPTEMBER 30, 2006

(Unaudited)

	Limited Partners		General Partner
	Units	Amount		Total
Balance December 31, 2004	12,471,600	$11,228,245	$197,222	$11,425,467
Distributions to Limited Partners ($0.20 per Unit)	—	(2,493,720)	—	(2,493,720)
Net loss	—	(74,260)	(750)	(75,010)

Balance December 31, 2005	12,471,600	8,660,265	196,472	8,856,737
Distributions to Limited Partners ($0.10 per Unit)	—	(1,246,860)	—	(1,246,860)
Net loss	—	(42,669)	(431)	(43,100)

Balance September 30, 2006	12,471,600	$7,370,736	$196,041	$7,566,777

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF CASH FLOWS

THREE AND NINE MONTH PERIODS ENDED

SEPTEMBER 30, 2006 AND 2005

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Operating activities:
Net loss	$(10,763)	$(326,921)	$(43,100)	$(251,743)
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation of operating lease assets	317,554	314,459	939,692	889,219
(Gain) loss on sales of assets	(4,894)	15,905	32,785	(120,717)
(Recovery of) provision for doubtful accounts	(11,612)	—	(11,996)	26,033
Changes in operating assets and liabilities:
Accounts receivable	(17,113)	(13,557)	(59,210)	83,306
Prepaid expenses	(53,586)	(57,227)	(11,260)	(67,104)
Accounts payable and accruals:
General Partner	(4,743)	8,682	30,147	(21,227)
Other	186,599	313,522	159,090	153,805
Accrued interest payable	(733)	(938)	(2,169)	(2,510)
Unearned operating lease income	(432)	(32,792)	(4,783)	684

Net cash provided by operating activities	400,277	221,133	1,029,196	689,746

Investing activities:
Proceeds from sales of lease assets	66,492	139,045	275,721	485,389
Improvements of equipment on operating leases	(48,000)	(12,110)	(204,000)	(246,605)

Net cash provided by investing activities	18,492	126,935	71,721	238,784

Financing activities:
Repayments of non-recourse debt	(173,994)	(206,340)	(515,477)	(547,541)
Distributions to Limited Partners	—	—	(1,246,860)	(2,493,720)

Net cash used in financing activities	(173,994)	(206,340)	(1,762,337)	(3,041,261)

Net increase (decrease) in cash and cash equivalents	244,775	141,728	(661,420)	(2,112,731)
Cash and cash equivalents at beginning of period	1,067,240	1,167,467	1,973,435	3,421,926

Cash and cash equivalents at end of period	$1,312,015	$1,309,195	$1,312,015	$1,309,195

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$3,087	$—	$27,537	$—

Cash paid during the period for interest	$37,775	$47,081	$118,384	$148,770

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

The Partnership conducted a public offering of 12,500,000 Limited Partnership Units (“Units”) at a price of $10 per Unit. On March 19, 1993, subscriptions for the minimum number of Units, 120,000, or $1,200,000, had been received. On that date, the Partnership commenced operations in its primary business (leasing activities). As of November 15, 1994, the Partnership had received and accepted subscriptions for 12,500,000, or $125,000,000 in addition to the Initial Limited Partners’ Units and the offering was terminated. As of September 30, 2006, 12,471,600 Units were issued and outstanding.

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

As of September 30, 2006, the Partnership is in the final stages of its liquidation phase as defined by the Limited Partnership Agreement.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-QSB and Item 310(b) of Regulation S-B. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results for the year ending December 31, 2006. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term, expected future cash flows used for impairment analysis purposes, and determination of the allowance for doubtful accounts.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of September 30, 2006, the Partnership does not believe the adoption of SFAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

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

3. Investment in equipment and leases, net:

The Partnership’s Investments in equipment and leases consists of the following:

	Balance December 31, 2005	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2006
Net investment in operating leases	$10,350,454	$(94,106)	$(939,320)	$9,317,028
Assets held for sale or lease, net of accumulated depreciation of $19,675 in 2006 and $97,629 in 2005	26,359	(10,400)	(372)	15,587

Total	$10,376,813	$(104,506)	$(939,692)	$9,332,615

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for sale or lease. Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. No impairment losses have been recognized for the three and nine month periods ended September 30, 2006 and 2005.

All of the leased property was acquired in the years 1993 through 2004.

Operating leases:

Equipment on operating leases consists of the following:

	Balance December 31, 2005	Additions	Reclassifications or Dispositions	Balance September 30, 2006
Transportation, rail	$20,482,914	$204,000	$(530,366)	$20,156,548
Containers	1,040,474	—	(115,778)	924,696

	21,523,388	204,000	(646,144)	21,081,244
Less accumulated depreciation	(11,172,934)	(939,320)	348,038	(11,764,216)

Total	$10,350,454	$(735,320)	$(298,106)	$9,317,028

At September 30, 2006, the aggregate amounts of future minimum lease payments under operating leases are as follows:

Operating Leases
Three months ending December 31, 2006	$728,675
Year ending December 31, 2007	2,639,809
2008	2,149,054
2009	1,740,589
2010	902,078
2011	235,720

$8,395,925

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net (continued):

The Partnership utilizes the straight line depreciation method for equipment in all the following categories over the following useful lives (in years):

Equipment category	Useful Life
Transporation, rail	30 - 35
Containers	7 - 10

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

During the three and nine month periods ended September 30, 2006 and 2005, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Cost reimbursements to General Partner	$150,859	$143,180	$425,250	$395,017
Equipment and incentive management fees to General Partner	28,908	26,309	83,878	78,872

	$179,767	$169,489	$509,128	$473,889

The General Partner makes certain payments to third parties on behalf of the Partnership for convenience purposes. During the nine month periods ended September 30, 2006 and 2005, the General Partner made such payments of $457,613 and $204,153, respectively. During the three month periods ended September 30, 2006 and 2005, the General Partner made such payments of $214,959 and $111,486 respectively.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

5. Non-recourse debt:

At September 30, 2006, non-recourse debt consists of a note payable to a financial institution. The note is due in monthly installments. Interest on the note is at a fixed rate of 5.0%. The note is secured by assignments of lease payments and pledges of assets. At September 30, 2006, the carrying value of the pledged assets is approximately $3,081,032. The note matures in 2010.

Future minimum payments of non-recourse debt are as follows:

	Principal	Interest	Total
Three months ending December 31, 2006	$176,200	$34,855	$211,055
Year ended December 31, 2007	727,412	116,807	844,219
2008	764,993	79,226	844,219
2009	804,517	39,702	844,219
2010	347,362	4,396	351,758

	$2,820,484	$274,986	$3,095,470

6. Commitments:

As of September 30, 2006, the Partnership had no commitments to purchase lease assets.

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

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

8. Partners’ Capital:

As of September 30, 2006, 12,471,600 Units were issued and outstanding (including the 50 Units issued to the Initial Limited Partners).

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

As of September 30, 2006, the Partnership had cumulatively borrowed $62,498,578 on a non-recourse basis with a remaining unpaid balance of $2,820,484. Non-recourse debt payments match the rental income received from the underlying leases and therefore do not represent cash outflows for the Partnership. Borrowings are generally non-recourse to the Partnership, that is, the only recourse of the lender upon a default by the lessee on the underlying lease will be to the equipment or corresponding lease acquired with the loan proceeds. AFS does not anticipate any future non-recourse borrowings on behalf of the Partnership.

The Partnership commenced regular distributions, based on cash flows from operations, beginning with the second quarter of 1993. At September 30, 2006, the Partnership had no commitments to purchase leased assets.

Cash Flows

The three months ended September 30, 2006 versus the three months ended September 30, 2005

During the three months ended September 30, 2006 and 2005, the primary source of cash from operations was rents from operating leases. In addition, cash flows were impacted by changes in certain assets and liabilities. Cash provided by operating activities totaled $400,277 and $221,133 for the three months ended September 30, 2006 and 2005, respectively. The difference is generally the result of the change in year over year results of operations, partially offset by the impact of a decline in accounts payable and accrued liabilities. The decline in year over year net loss was primarily due to decreases in litigation expense and professional fees, both as a result of a decline in legal fees, as well as an increase in operating lease revenue. The decreases in litigation expense and professional fees resulted in a cash inflow of $317,545 while the increase in operating lease revenue generated $42,765 of cash flow. These increases in cash flow was offset by a $140,348 cash outflow related to increased payments made against accounts payable and accrued liabilities.

During the three months ended September 30, 2006 and 2005, the main sources of cash flow from investing activities were proceeds from sales of lease assets. Proceeds from sales of lease assets are not expected to be consistent from one period to another as the sales of lease assets are subject to various factors such as the timing of lease terminations, market demand and the condition and uniqueness of the assets subject to sale. Cash provided by investing activities totaled $18,492 and $126,935 for the three months ended September 30, 2006 and 2005, respectively. The decrease was primarily due to a decrease in proceeds from sales of lease assets combined with an increase in cash used for improvements of equipment under operating leases. Proceeds from sales of assets decreased by $72,553 from $139,045 for the three months ended September 30, 2005 to $66,492 for the same period in 2006. Cash used for improvements of equipment under operating leases increased by $35,890 from $12,110 for the three months ended September 30, 2005 to $48,000 for the same period in 2006.

During the three months ended September 30, 2006 and 2005, the Partnership’s only financing activity was the repayment of debt. Cash used in repaying debt totaled $173,994 and $206,340 for the three months ended September 30, 2006 and 2005, respectively.

The nine months ended September 30, 2006 versus the nine months ended September 30, 2005

During the nine months ended September 30, 2006 and 2005, the primary source of cash from operations was rents from operating leases. Cash provided by operating activities totaled $1,029,196 and $689,746 for the nine months ended September 30, 2006 and 2005, respectively. The difference is generally the result of the change in year over year results of operations. The year over year net loss declined due to decreases in (1) litigation expense, (2) professional fees, and (3) other expenses combined with an increase in operating lease revenue. The decreases in the above mentioned expenses resulted in a cash inflow of $531,225 while the increase in operating lease revenue generated $78,486 of cash flow. The net impact of changes in operating assets and liabilities on cash flow was negligible for the nine months ended September 30, 2006 when compared to the same period in 2005.

During the nine months ended September 30, 2006 and 2005, the main sources of cash flow from investing activities were proceeds from sales of lease assets. Cash provided by investing activities totaled $71,721 for the nine months ended September 30, 2006 compared to $238,784 for the same period in 2005. The decrease was primarily due to a decrease in proceeds from sales of lease assets, partially offset by a decrease in cash used to refurbish equipment under operating leases. Proceeds from sales of lease assets declined by $209,668 from $485,389 for the nine months ended September 30, 2005 to $275,721 for the same period in 2006. The aforementioned decrease was partially offset by a $42,605 decline in cash used to refurbish equipment under operating leases.

During the nine months ended September 30, 2006 and 2005, the Partnership’s financing activities were limited to repayment of debt and distributions to Limited Partners. Cash used in financing activities totaled $1,762,337 and $3,041,261 for the first nine months of 2006 and 2005, respectively. The decrease in cash used was primarily due to a decline in distributions paid to Limited Partners which totaled $1,246,860 for the nine months ended September 30, 2006 compared to $2,493,720 for the same period in 2005.

Results of operations

Cost reimbursements to the General Partner are based on its costs incurred in performing administrative services for the Partnership. These costs are allocated to each managed entity based on certain criteria such as existing or new leases, number of investors or equity depending upon the type of cost incurred.

The three months ended September 30, 2006 versus the three months ended September 30, 2005

The Partnership had net losses of $10,763 and $326,921 for the three months ended September 30, 2006 and 2005, respectively. The increase reflects a $298,548 decrease in operating expenses and a $17,610 increase in total revenues.

Total revenues were $747,083 and $729,473 for the three months ended September 30, 2006 and 2005, respectively. The increase in revenues was driven by an increase in operating lease revenue and gain on sales of assets offset by a decline in other income. During the three months ended September 30, 2006, operating lease revenue increased by $42,765 to $726,505 from $683,740 during the same period in 2005, on higher rents from increased railcar activity. Gains on sales of assets increased by $20,799 to a gain of $4,894 during the three months ended September 30, 2006 from a loss of $15,905 during the same period in 2006. The aforementioned increases were offset by a $51,969 decrease in other revenues. The year over year decrease in other revenues was a result of a decline in deferred maintenance billings to customers.

Total expenses were $757,846 and $1,056,394 for the three months ended September 30, 2006 and 2005, respectively. The decrease in total expenses was primarily due to declines in litigation expense and professional fees, partially offset by an increase in outside services.

Litigation expense and professional fees decreased by a total of $317,545 in the third quarter of 2006 versus 2005. The decrease was primarily a result of a decline in legal fees.

The decrease in litigation expense and professional fees was partially offset by a $59,522 increase in outside services expense. The increase in outside services expense reflects costs associated with the Partnership’s restatement effort and audit of prior period financial statements.

The nine months ended September 30, 2006 versus the nine months ended September 30, 2005

The Partnership had net losses of $43,100 and $251,743 for the nine months ended September 30, 2006 and 2005, respectively. The increase reflects the impact of a $330,219 decrease in operating expenses added to a $121,576 decrease in total revenues.

Total revenues were $2,176,852 and $2,298,428 for the nine months ended September 30, 2006 and 2005, respectively. The net decrease was due to a decline in gains on sales of assets and other revenue offset by an increase in operating lease revenue. During the nine months ended September 30, 2006, gains on sales of assets decreased by $153,502 to a loss of $32,785 from a gain of $120,717 during the same period in 2005. The decline in gains on sales of assets was partially offset by a $78,486 increase in operating lease revenues as a result of higher rents as previously mentioned.

Total expenses were $2,219,952 and $2,550,171 for the nine months ended September 30, 2006 and 2005, respectively. The decrease in total expenses was primarily due to declines in litigation expense, professional fees, and other expenses offset by increases in outside services and depreciation expense.

Litigation expense and professional fees decreased by a total of $418,285 in 2006 versus 2005 on lower legal fees. Other expenses decreased by $112,940 to $110,270 in 2006 from $223,210 in 2005 on lower provision for doubtful accounts, printing and photocopy expenses, storage fees and miscellaneous expenses.

The above decreases were offset by increases in outside services and depreciation expense of $115,137 and $50,473, respectively. The increase in outside services expense relates to costs of the Partnership’s restatement effort as previously discussed, while the increase in depreciation reflects adjustments to recorded residual values of railcars under lease renewals.

Item 3.	Controls and procedures.

Evaluation of disclosure controls and procedures

The Partnership’s General Partner’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that at September 30, 2006, certain material weaknesses existed in the Partnership’s internal control over financial reporting.

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
Dean L. Cash,
President and Chief Executive Officer of
ATEL Financial Services, LLC (General Partner)

		By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi,
Executive Vice President and Chief Financial and Operating
Officer of ATEL Financial Services, LLC (General Partner)