Form 10KSB
period 2006-12-31
ATEL CASH DISTRIBUTION FUND V L P
filed 2007-08-09
CIK 892875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2006

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act of 1934.  ☐

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

State the issuer’s revenues for the most recent fiscal year: $2,939,279.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable.

The number of Limited Liability Company Units outstanding as of June 30, 2007 was 12,471,600.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business disclosure Format (check one):    Yes  ☐    No  ☒:

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

The Partnership conducted a public offering of 12,500,000 Limited Partnership Units (“Units”) at a price of $10 per Unit. On March 19, 1993, subscriptions for the minimum number of Units, 120,000, or $1,200,000, had been received. On that date, the Partnership commenced operations in its primary business (leasing activities). As of November 15, 1994, the Partnership had received and accepted subscriptions for 12,500,000, or $125,000,000 in addition to the Initial Limited Partners’ Units and the offering was terminated. As of December 31, 2006, 12,471,600 Units were issued and outstanding.

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

As of December 31, 2006, the Partnership is in the final stages of its liquidation phase as defined by the Limited Partnership Agreement.

Narrative Description of Business

The Partnership acquired various types of equipment and leases such equipment pursuant to operating leases and full payout leases, whereby operating leases are defined as being leases in which the minimum lease payments during the initial lease term do not recover the full cost of the equipment and full payout leases recover such cost. Guidelines provided by AFS indicated that no more than 25% of the aggregate purchase price of equipment would be subject to operating leases upon final investment of the net proceeds of the offering and that no more than 20% of the aggregate purchase price of equipment would be invested in equipment acquired from a single manufacturer.

The Partnership only purchased equipment for which a lease existed or for which a lease would be entered into at the time of the purchase. The Partnership has completed its acquisition phase with the investment of the net proceeds from the public offering of Units.

The Partnership’s objective has been to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees that (i) had an average credit rating by Moody’s Investor Service, Inc. of Baa or better, or the credit equivalent as determined by AFS, with the average rating weighted to account for the original equipment cost for each item leased or (ii) were established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio could include equipment leased to lessees, which although deemed creditworthy by AFS, would not satisfy the general credit rating criteria for the portfolio. In excess of 75% of the equipment acquired with the net proceeds of the offering (based on original purchase cost) was leased to lessees with an average credit rating of Baa or better or to such hospitals or municipalities as described in (ii) above.

AFS sought to limit the amount invested in equipment to any single lessee to not more than 20% of the aggregate purchase price of equipment owned at any time during the Reinvestment Period.

Certain lessees generated significant portions of the Partnership’s total lease revenues as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2006	2005
Union Pacific Railroad	Railcars	30%	33%
Interstate	Railcars	20%	*
Central States	Railcars	15%	*
Union Carbide	Mining	10%	*

*	Less than 10%

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

The Partnership has no full time employees. AFS employees and affiliates provide the services the partnership requires to effectively operate. The cost of these services is reimbursed by the Partnership to AFS and affiliates per the limited partnership to AFS per Limited Partnership Agreement.

Equipment Leasing Activities

The Partnership has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 2006 and the industries to which the assets have been leased.

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, over-the-raod tractors and trailers	$34,793,123	18.55%
Furniture, fixtures and office equipment	24,145,180	12.88%
Transportation, other	18,454,853	9.84%
Mining equipment	15,986,308	8.53%
Transportation, intermodal containers	15,484,688	8.26%
Construction	15,335,327	8.18%
Material handling	14,469,358	7.72%
Railroad locamotives	12,350,000	6.59%
Earth moving	11,943,745	6.37%
Transporation, rail cars	7,456,000	3.98%
Printing	4,707,508	2.49%
Other *	12,391,672	6.61%

	$187,517,762	100.00%

*	Individual amounts included in "Other" represent less than 2.5% of the total

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$46,193,161	24.65%
Mining	29,823,055	15.90%
Oil & gas	21,301,523	11.36%
Retail, foods	11,215,586	5.98%
Food processing	9,828,623	5.24%
Construction	9,410,789	5.02%
Chemicals	9,075,487	4.84%
Retail, restaurant	8,528,067	4.55%
Transportation, other	8,311,346	4.43%
Primary metals	7,526,037	4.01%
Manufacturing, other	6,815,862	3.63%
Manufacturing, auto/truck	6,690,185	3.57%
Printing	4,707,508	2.51%
Other *	8,090,533	4.31%

	$187,517,762	100.00%

*	Individual amounts included in "Other" represent less than 2.5% of the total

Through December 31, 2006, the Partnership has disposed of certain leased assets as set forth below:

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Excess of Rents Over Expenese *
Transporation	$70,897,694	$34,965,824	$60,880,752
Furniture, fixtures and office equipment	22,209,670	8,314,618	18,925,245
Mining equipment	27,998,077	7,796,574	26,375,853
Material handling	13,210,769	2,575,730	14,039,361
Office automation	4,593,822	970,163	4,813,683
Other	23,075,541	7,613,097	26,021,920

	$161,985,573	$62,236,006	$151,056,814

*	Includes only those expenses directly related to the production of the related rents

For further information regarding the Partnership’s equipment lease portfolio as of December 31, 2006, see Note 5 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 7, Financial Statements and Supplementary Data.

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

Holders

As of December 31, 2006, a total of 6,759 investors were holders of record of Units in the Partnership.

ERISA Valuation

In order to permit ERISA fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Partnership’s assets as of December 31, 2006. AFS calculated the estimated liquidation proceeds that would be realized by the Partnership, assuming an orderly disposition of all of the Partnership’s assets as of January 1, 2007. The estimates were based on the amount of remaining lease payments on existing Partnership leases, and the estimated residual values of the equipment held by the Partnership upon the termination of those leases. This valuation was based solely on AFS’s perception of market conditions and the types and amounts of the Partnership’s assets. No independent valuation was sought.

After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Partnership assets that would be distributed to Unit holders on liquidation of the Partnership, and divided the total so distributable by the number of outstanding Units. As of December 31, 2006, the value of the Partnership’s assets, calculated on this basis, was approximately $0.81 per Unit. The foregoing valuation was performed solely for the ERISA purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unit holder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Partnership may actually receive if and when it seeks to liquidate its assets or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Partnership.

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

Distributions were paid in January 2006 and 2005 from cash generated from 2005 and 2004 operations, respectively. The rates were $0.10 and $0.20 per Unit for each of the aforementioned period.

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

Through December 31, 2000, the Partnership reinvested a portion of lease payments from assets owned in new leasing transactions. Such reinvestment occurred only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to AFS and providing for cash distributions to the Limited Partners.

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

If interest rates increase significantly, the lease rates that the Partnership can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates. For detailed information on the Partnership’s debt obligations, see footnote 7 in the notes to the financial statements in Item 7.

As another source of liquidity, the Partnership has contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire, the Partnership will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on AFS’s success in re-leasing or selling the equipment as it comes off lease.

Through the term of the Partnership, the Partnership had borrowed $62,498,578 of non-recourse debt. As of December 31, 2006, the remaining unpaid balance was $2,644,284. The Partnership’s long-term borrowings are non-recourse to the Partnership, that is, the only recourse of the lender is to the equipment or corresponding lease acquired with the loan proceeds.

The Partnership commenced regular distributions, based on cash flows from operations, beginning with the second quarter of 1993. See Item 5 for additional information regarding the distributions. At December 31, 2006, the Partnership had no commitments to purchase leased assets.

Cash Flows

2006 versus 2005

During 2006 and 2005, the primary source of cash from operations was rents from operating leases. In addition, cash flows were impacted by changes in certain assets and liabilities. Cash provided by operating activities totaled $1,274,336 and $600,570 for the years ended December 31, 2006 and 2005, respectively. The difference is generally the result of the change in year over year results of operations and increased accounts payable and accrued liabilities offset, in part, by increased levels of accounts receivable. Although the Partnership’s net loss increased from $75,010 in 2005 to $116,857 in 2006, the Partnership had a net cash inflow of $271,155 and $119,217 in 2006 as a result of net decreases in certain expenses and the increase in operating lease revenues, respectively. The net cash inflow from expenses was generated by decreases in (1) litigation expense, (2) professional fees, and (3) other expenses offset by increases in (1) maintenance expense, and (2) outside services. In addition, the Partnership’s cash flow was favorably impacted by a net inflow of $220,023 resulting from an increase in accounts payable and accrued liabilities offset by an increase in accounts receivable. Cash inflow from the increase in accounts payable and accrued liabilities totaled $154,141 in 2006 compared to cash used of $371,299 in 2005. Cash outflow from the increased levels of accounts receivable was $190,693 in 2006 versus a cash inflow of $114,724 in 2005.

During 2006 and 2005, the main source of cash flow from investing activities was proceeds from sales of lease assets. Proceeds from sales of lease assets are not expected to be consistent from one period to another as the sales of lease assets are subject to various factors such as the timing of lease terminations, market demand and the condition and uniqueness of the assets subject to sale. Net cash provided by investing activities was $27,282 and $1,215,407 for the years ended December 31, 2006 and 2005, respectively. The decrease was primarily due to a decrease in proceeds from sales of lease assets which decreased by $1,158,730 from $1,462,012 in 2005 to $303.282 in 2006.

During 2006 and 2005, the Partnership’s financing activities were limited to repayment of debt and distributions to Limited Partners. Cash used in financing activities totaled $1,938,537 and $3,264,468 for the years ended December 31, 2006 and 2005, respectively. The decrease in cash used was primarily due to a decline in distributions paid to Limited Partners which totaled $1,246,860 in 2006 compared to $2,493,720 in 2005.

Results of Operations

As of December 31, 2006 and 2005, significant amounts of the Partnership’s operating assets were leased to lessees in certain industries as follows:

	2006	2005
Rail transportation	96%	95%
Containers	4%	5%

Cost reimbursements to the General Partner are based on its costs incurred in performing administrative services for the Partnership. These costs are allocated to each managed entity based on certain criteria such as existing or new leases, number of investors or equity depending upon the type of cost incurred.

2006 versus 2005

The Partnership had net losses of $116,857 and $75,010 for the years ended December 31, 2006 and 2005, respectively. The decrease reflects a $219,358 decrease in total revenues offset by a $177,511 decrease in operating expenses.

Total revenues were $2,939,279 and $3,158,637 for 2006 and 2005, respectively. The decrease in revenues resulted from a decline in gains on sales of assets partially offset by an increase in operating lease revenue. During 2006, gains on sales of assets decreased by $289,102 to a loss of $25,283 from a gain of $263,819 in 2005. Operating lease revenues increased by of $119,217 to $2,909,886 in 2006 from $2,790,669 in 2005, on higher rents from increased railcar activity.

Total expenses were $3,056,136 and $3,233,647 for 2006 and 2005, respectively. The decrease in total expenses was primarily due to declines in (1) litigation expense, (2) professional fees, and (3) other expenses offset by increases in (1) maintenance expense, (2) depreciation expense and (3) outside services.

Litigation expense and professional fees decreased by a total of $408,077 in 2006 versus 2005. The decrease was primarily due to a year over year decrease in legal fees resulting from the December 2005 settlement with Railroad Technology Corporation pursuant to a dispute regarding an Exclusive Remarketing Agreement dated February 24, 2003 related to the remarketing of certain rail car assets. Each party had filed a complaint alleging a breach of agreement provisions. The settlement was made with no admission of liability by either party. Other expenses decreased by $49,497 to $160,211 in 2006 from $209,708 in 2005 on lower provision for doubtful accounts, printing and photocopy expenses, storage fees and miscellaneous expenses.

The above decreases were offset by increases of $104,596, $82,581 and $81,823 in maintenance expense, depreciation and outside services expense, respectively. Maintenance expense increased due to the timing of required repairs in 2006 versus 2005. The increase in depreciation reflects adjustments to recorded residual values of railcars under lease renewals, while the increase in outside services expense reflects costs related to the Partnership’s restatement effort of prior year financial statements.

Recent Accounting Pronouncements

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of December 31, 2006, the Fund does not believe the adoption of SFAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

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

The Partnership purchased nominal amounts of equipment on operating leases during 2006. The utilization percentages for leased assets during the years ended December 31, 2006 and 2005 were 100% and 99%, respectively:

It is the Partnership’s objective to maintain a 100% utilization rate for all equipment purchased in that year. All equipment transactions were acquired subject to binding lease commitments.

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

Asset valuation:

Recorded values of the Partnership’s asset portfolio are periodically reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows) of the assets and its carrying value on the measurement date.

Item 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 11 through 24.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners

ATEL Cash Distribution Fund V, L.P.

We have audited the accompanying balance sheet of ATEL Cash Distribution Fund V, L.P. (“Partnership”) as of December 31, 2006, and the related statements of operations, changes in partners’ capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s general partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Cash Distribution Fund V, L.P. as of December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP

San Francisco, California

August 7, 2007

Report of Independent Registered Public Accounting Firm

The Partners

ATEL Cash Distribution Fund V, L.P.

We have audited the accompanying statements of operations, changes in partners’ capital, and cash flows of ATEL Cash Distribution Fund V, L.P. (the Partnership) for the year ended December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of ATEL Cash Distribution Fund V, L.P. for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Francisco, California

June 11, 2007

ATEL CASH DISTRIBUTION FUND V, L.P.

BALANCE SHEET

DECEMBER 31, 2006

ASSETS

Cash and cash equivalents	$1,336,516
Accounts receivable, net of allowance for doubtful accounts of $138,439	349,462
Prepaid expenses	39,849
Investments in equipment and leases, net of accumulated depreciation of $12,109,985	9,020,147

Total assets	$10,745,974

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable and accruals:
General Partner	$84,060
Affiliates	72,000
Other	346,634
Accrued interest payable	11,124
Non-recourse debt	2,644,284
Unearned operating lease income	94,852

Total liabilities	3,252,954

Commitments and contingencies

Partners’ capital:
General Partner	195,303
Limited Partners	7,297,717

Total Partners’ capital	7,493,020

Total liabilities and Partners’ capital	$10,745,974

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Revenues:
Leasing activities:
Operating leases	$2,909,886	$2,790,669
(Loss) gain on sales of assets	(25,283)	263,819
Interest income	48,085	36,494
Other	6,591	67,655

	2,939,279	3,158,637
Expenses:
Depreciation of operating lease assets	1,304,101	1,221,520
Cost reimbursements to General Partner	595,154	545,870
Professional fees	194,371	352,448
Railcar maintenance	299,897	195,301
Interest expense	150,329	189,563
Equipment and incentive management fees to General Partner	111,589	118,845
Other management fees	88,401	80,132
Outside services	152,083	70,260
Provision for claims	—	250,000
Other	160,211	209,708

	3,056,136	3,233,647

Net loss	$(116,857)	$(75,010)

Net loss:
General Partner	$(1,169)	$(750)
Limited Partners	(115,688)	(74,260)

	$(116,857)	$(75,010)

Net loss per Limited Partnership Unit	$(0.01)	$(0.01)
Weighted average number of Units outstanding	12,471,600	12,471,600

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

YEARS ENDED DECEMBER 31, 2006 AND 2005

	Limited Partners		General Partner	Total
	Units	Amount
Balance December 31, 2004	12,471,600	$11,228,245	$197,222	$11,425,467
Distributions to Limited Partners ($0.20 per Unit)	—	(2,493,720)	—	(2,493,720)
Net loss	—	(74,260)	(750)	(75,010)

Balance December 31, 2005	12,471,600	8,660,265	196,472	8,856,737
Distributions to Limited Partners ($0.10 per Unit)	—	(1,246,860)	—	(1,246,860)
Net loss	—	(115,688)	(1,169)	(116,857)

Balance December 31, 2006	12,471,600	$7,297,717	$195,303	$7,493,020

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Operating activities:
Net loss	$(116,857)	$(75,010)
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation of operating lease assets	1,304,101	1,221,520
(Gain) loss on sales of assets	25,283	(263,819)
Provision for (reversal of) doubtful accounts	27,406	(2,252)
Changes in operating assets and liabilities:
Accounts receivable	(190,693)	114,724
Prepaids expenses	5,785	(45,634)
Accounts payable and accruals:
General Partner	(46,514)	36,577
Affiliates	72,000	—
Other	128,655	(407,876)
Accrued interest payable	(2,909)	(3,544)
Unearned operating lease income	68,079	25,884

Net cash provided by operating activities	1,274,336	600,570

Investing activities:
Proceeds from sales of lease assets	303,282	1,462,012
Improvements of equipment on operating leases	(276,000)	(246,605)

Net cash provided by investing activities	27,282	1,215,407

Financing activities:
Repayments of non-recourse debt	(691,677)	(770,748)
Distributions to Limited Partners	(1,246,860)	(2,493,720)

Net cash used in financing activities	(1,938,537)	(3,264,468)

Net increase (decrease) in cash and cash equivalents	(636,919)	(1,448,491)
Cash and cash equivalents at beginning of year	1,973,435	3,421,926

Cash and cash equivalents at end of year	$1,336,516	$1,973,435

Supplemental disclosures of cash flow information:
Cash paid during the year for taxes	$29,327	$—

Cash paid during the year for interest	$153,238	$193,107

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

The Partnership conducted a public offering of 12,500,000 Limited Partnership Units (“Units”) at a price of $10 per Unit. On March 19, 1993, subscriptions for the minimum number of Units, 120,000, or $1,200,000, had been received. On that date, the Partnership commenced operations in its primary business (leasing activities). As of November 15, 1994, the Partnership had received and accepted subscriptions for 12,500,000, or $125,000,000 in addition to the Initial Limited Partners’ Units and the offering was terminated. As of December 31, 2006, 12,471,600 Units were issued and outstanding.

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

As of December 31, 2006, the Partnership is in the final stages of its liquidation phase as defined by the Limited Partnership Agreement.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheet as of December 31, 2006, and the related statements of operations, changes in partners’ capital, and cash flows for the year ended December 31, 2006 have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Credit risk:

Financial instruments that potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating leases. See Note 5 for a description of lessees by industry as of December 31, 2006 and 2005.

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

Income taxes:

Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. All income and losses of the Partnership are the liability of the individual partners and are allocated to the partners for inclusion in their individual tax returns. Accordingly, the Partnership has provided current income and franchise taxes for only those states which levy taxes on partnerships. For the years ended December 31, 2006 and 2005 income taxes and franchise fees totaled $18,753 and $25,250, respectively.

The tax bases of the Partnership’s net assets and liabilities varies from the amounts presented in these financial statements at December 31, 2006.

2006
Financial statement basis of net assets	$7,493,020
Tax basis of net assets (unaudited)	17,275,449

Difference	$(9,782,429)

The primary differences between the tax basis of the net assets and the amounts recorded in the financial statements are the result of differences in the adjustments related to lease revenues and accounting for depreciation methods used in the financial statements and the Partnership’s tax returns.

The following reconciles the net loss reported in these financial statements to the loss reported on the Partnership’s federal tax return (unaudited) for each of the years ended December 31:

	2006	2005
Net income (loss) per financial statements	$(116,857)	$(75,010)
Tax adjustments (unaudited):
Adjustment to depreciation expense	590,434	406,335
Provision for losses and doubtful accounts	27,406	(2,252)
Adjustments to lease revenues	(111,453)	2,436,583
Gain on sale of assets	328,567	1,027,577
Other	203,843	86,885

Net income per federal tax return (unaudited)	$921,940	$3,880,118

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of December 31, 2006, the Fund does not believe the adoption of SFAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

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

Operations have been concentrated to the transportation industry at 96% as of December 31, 2006 and 95% as of December 31, 2005.

During 2006, four customers comprised 75% of the Partnership’s revenues from leases. During 2005, one customer comprised 33% of the Partnership’s revenues from leases.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

4. Allowance for doubtful accounts:

Activities on the allowance for doubtful accounts are as follows:

Allowance for doubtful accounts - Accounts Receivable
Balance December 31, 2004	$113,285
Provision	26,033
Charge offs	(28,285)

Balance December 31, 2005	111,033
Provision	27,406

Balance December 31, 2006	$138,439

5. Investments in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following:

	Balance December 31, 2005	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2006
Net investment in operating leases	$10,350,454	$(46,349)	$(1,303,145)	$9,000,960
Assets held for sale or lease, net of accumulated depreciation of $51,766 in 2006 and $97,629 in 2005	26,359	(6,216)	(956)	19,187

Total	$10,376,813	$(52,565)	$(1,304,101)	$9,020,147

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of these reviews, management determined that no impairment losses existed in either 2006 or 2005.

All of equipment on lease was acquired in the years 1993 through 2004.

Operating leases:

Investment in operating lease equipment, net consists of the following:

	Balance December 31, 2005	Additions	Reclassifications or Dispositions	Balance December 31, 2006
Transportation, rail	$20,482,914	$276,000	$(573,676)	$20,185,238
Containers	1,040,474	—	(166,533)	873,941

	21,523,388	276,000	(740,209)	21,059,179
Less accumulated depreciation	(11,172,934)	(1,303,145)	417,860	(12,058,219)

Total	$10,350,454	$(1,027,145)	$(322,349)	$9,000,960

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

5. Investments in equipment and leases, net (continued):

At December 31, 2006, the aggregate amounts of future minimum lease payments under operating leases are as follows:

Year ending December 31,	Operating Leases
2007	$2,632,135
2008	2,141,380
2019	1,732,914
2010	898,880
2011	235,720

$7,641,029

The Partnership utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows (in years):

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

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

6. Related party transactions (continued):

AFS and/or affiliates earned fees, commissions and reimbursements pursuant to the Limited Partnership Agreement as follows during the year ended December 31, 2006 and 2005:

	2006	2005
Cost reimbursements to General Partner	$595,154	$545,870
Equipment and incentive management fees to General Partner	111,589	118,845

	$706,743	$664,715

The General Partner makes certain payments to third parties on behalf of the Partnership for convenience purposes. During the years ended December 31, 2006 and 2005, the General Partner made such payments of $514,810 and $241,501, respectively.

7. Non-recourse debt:

At December 31, 2006, non-recourse debt consists of a note payable to a financial institution. The note is due in monthly installments. Interest on the note is at a fixed rate of 5.0%. The note is secured by assignments of lease payments and pledges of assets. At December 31, 2006, the carrying value of the pledged assets is approximately $2,973,881. The note matures in 2010.

Future minimum payments of non-recourse debt are as follows:

	Principal	Interest	Total
Year ending December 31, 2007	$727,412	$116,807	$844,219
2008	764,993	79,226	844,219
2009	804,517	39,702	844,219
2010	347,362	4,396	351,758

	$2,644,284	$240,131	$2,884,415

8. Commitments:

At December 31, 2006, the Partnership had no commitments to purchase lease assets.

9. Guarantees:

The Partnership enters into contracts that contain a variety of indemnifications. The Partnership’s maximum exposure under these arrangements is unknown. However, the Partnership has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

In the normal course of business, the Partnership enters into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, management contracts, loan agreements, credit lines and other debt facilities. It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties—in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations—also assume an obligation to indemnify and hold the other contracting party harmless for such breaches, for harm caused by such party’s gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract. The General Partner has substantial experience in managing similar leasing programs subject to similar contractual commitments in similar transactions, and the losses and claims arising from these commitments have been insignificant, if any. Generally, to the extent these contracts are performed in the ordinary course of business under the reasonable business judgment of the General Partner, no liability will arise as a result of these provisions. The General Partner has no reason to believe that the facts and circumstances relating to the Partnership’s contractual commitments differ from those it has entered into on behalf of the prior programs it has managed. The General Partner knows of no facts or circumstances that would make the Partnership’s contractual commitments outside standard mutual covenants applicable to commercial transactions between businesses. Accordingly, the Partnership believes that

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

9. Guarantees (continued):

these indemnification obligations are made in the ordinary course of business as part of standard commercial and industry practice, and that any potential liability under the Partnership’s similar commitments is remote. Should any such indemnification obligation become payable, the Partnership would separately record and/or disclose such liability in accordance with GAAP.

10. Partners’ capital:

As of December 31, 2006, 12,471,600 Units were issued and outstanding (including the Units issued to the Initial Limited Partners). The Partnership is authorized to issue up to 12,500,000 Units of Limited Partnership interest in addition to those issued to the Initial Limited Partners.

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

11. Fair value of financial instruments:

The recorded amounts of the Partnership’s cash and cash equivalents, accounts receivable, accounts payable and accruals at December 31, 2006 approximate fair value because of the liquidity and short-term maturity of these instruments.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

As reported on Form 8-K dated February 9, 2007, the Company dismissed Ernst & Young LLP (“E&Y”) as its independent registered public accounting firm effective February 5, 2007. E&Y continues to be engaged by the Company to perform tax services.

E&Y’s report on the Company’s financial statements for the year ended December 31, 2005, the Company’s most recent fiscal year for which an independent accountant’s report has been issued on its financial statements, did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the Company’s fiscal years ended December 31, 2005 and 2006, and the subsequent interim period through February 5, 2007, the date of E&Y’s dismissal, there were no disagreements with E&Y on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Also effective as of February 5, 2007, the Board approved the engagement of, and appointed, the firm of Moss Adams LLP as independent registered public accounting firm for its fiscal year ended December 31, 2006.

Item 8A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Partnership’s General Partner’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that at December 31, 2006, certain material weaknesses existed in the Partnership’s internal control over financial reporting.

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

Paritosh K. Choksi, age 54, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management Partnership, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the Partnership. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

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

Section 16(a) Beneficial Ownership Reporting Compliance

During March 2006, each of the executive officers and directors of the registrant’s Managing Member, Dean Cash, Paritosh Choksi and Vasco Morais, filed a statement of beneficial ownership of Units on Form 3 under Section 16. These statements were due at the time the registrant filed its Form 8A registration statement under the Securities Exchange Act of 1934. Based solely on a review of Forms 3, 4 and 5, the Partnership is not otherwise aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2006.

Code of Ethics

ACG on behalf of AFS and ALC has adopted a code of ethics for its Chief Executive Officer and Chief Financial and Operating Officer. The Code of Ethics is included as Exhibit 14.1 to this report.

Item 10.	EXECUTIVE COMPENSATION

The registrant is a Limited Partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its Affiliates. The amount of such remuneration paid for the years ended December 31, 2006 and 2005 is set forth in Item 7 of this report under the caption “Financial Statements and Supplementary Data—Notes to the Financial Statements—Related party transactions,” at Note 6 thereof, which information is hereby incorporated by reference.

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

General Partner’s Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 99% to the Limited Partners and 1% to AFS. See the statements of operations included in Item 7 of this report for the amounts allocated to the General and Limited Partners in 2006 and 2005.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2006, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

The responses to Item 1 of this report under the caption “Equipment Leasing Activities,” Item 7 of this report under the caption “Financial Statements and Supplemental Data—Notes to the Financial Statements—Related party transactions” at Note 6 thereof, and Item 11 of this report under the caption “Executive Compensation,” are hereby incorporated by reference.

Item 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Reports on Form 8-K for the fourth quarter of 2006: None

(b)	Exhibits

(3) and (4) Agreement of Limited Partnership, included as Exhibit B to Prospectus (Exhibit 28.1), is incorporated herein by reference to the report on Form 10-KSB for the period ended December 31, 1994 (File No. 33-81952).

(14.1)	Code of Ethics

(31.1)	Rule 13a-14(a)/ 15d-14(a) Certification of Dean L. Cash

(31.2)	Rule 13a-14(a)/ 15d-14(a) Certification of Paritosh K. Choksi

(32.1)	Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash

(32.2)	Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the most recent two years, the Partnership incurred audit, audit related, tax and other fees with its principal auditors as follows:

	2006	2005
Audit fees	$94,979	$45,986
Audit related fees	35,685	—
Tax fees	48,988	25,507

	$179,652	$71,493

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

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash Dean Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (General Partner)	August 7, 2007

/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial and Operating Officer of ATEL Financial Services, LLC (General Partner)	August 7, 2007

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-KSB, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.