Form 10QSB
period 2007-03-31
ATEL CASH DISTRIBUTION FUND V L P
filed 2007-08-13
CIK 892875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2007

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

State the issuer’s revenues for the most recent fiscal year: $2,939,279

The number of Limited Liability Company Units outstanding as of June 30, 2007: 12,471,600

DOCUMENTS INCORPORATED BY REFERENCE

None

ATEL CASH DISTRIBUTION FUND V, L.P.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ATEL CASH DISTRIBUTION FUND V, L.P.

BALANCE SHEET

MARCH 31, 2007

(in thousands)

(Unaudited)

ASSETS
Cash and cash equivalents	$656
Accounts receivable, net of allowance for doubtful accounts of $111	363
Prepaid expenses	22
Investments in equipment and leases, net of accumulated depreciation of $12,394	8,638

Total assets	$9,679

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accruals:
General Partner	$33
Other	472
Accrued interest payable	10
Non-recourse debt	2,445
Unearned operating lease income	97

Total liabilities	3,057

Commitments and contingencies

Partners’ capital:
General Partner	196
Limited Partners	6,426

Total Partners’ capital	6,622

Total liabilities and Partners’ capital	$9,679

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF OPERATIONS

THREE MONTH PERIODS ENDED

MARCH 31, 2007 AND 2006

(in thousands, except per unit data)

(Unaudited)

	Three months ended March 31,
	2007	2006
Revenues:
Leasing activities:
Operating leases	$773	$708
Gain (loss) on sales of assets	25	(34)
Interest income	9	9
Other	4	2

	811	685

Expenses:
Depreciation of operating lease assets	383	323
Cost reimbursements to General Partner	45	133
Professional fees	90	50
Railcar maintenance	94	14
Interest expense	33	41
Equipment and incentive management fees to General Partner	28	26
Other management fees	23	16
Outside services	57	13
Other	(6)	47

	747	663

Net income	$64	$22

Net income:
General Partner	$1	$—
Limited Partners	63	22

	$64	$22

Net income per Limited Partnership Unit	$0.01	$0.00
Weighted average number of Units outstanding	12,471,600	12,471,600

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2006

AND FOR THE THREE MONTH PERIOD

ENDED MARCH 31, 2007

(in thousands, except per unit data)

(Unaudited)

	Limited Partners		General Partner	Total
	Units	Amount
Balance December 31, 2005	12,471,600	$8,660	$196	$8,856
Distributions to Limited Partners ($0.10 per Unit)	—	(1,246)	—	(1,246)
Net loss	—	(116)	(1)	(117)

Balance December 31, 2006	12,471,600	7,298	195	7,493
Distributions to Limited Partners ($0.07 per Unit)	—	(935)	—	(935)
Net income	—	63	1	64

Balance March 31, 2007	12,471,600	$6,426	$196	$6,622

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF CASH FLOWS

THREE MONTH PERIODS ENDED

MARCH 31, 2007 AND 2006

(in thousands)

(Unaudited)

	Three months ended March 31,
	2007	2006
Operating activities:
Net income	$64	$22
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation of operating lease assets	383	323
(Gain) loss on sales of assets	(25)	34
Reversal of doubtful accounts	(27)	—
Changes in operating assets and liabilities:
Accounts receivable	13	(144)
Prepaids expenses	18	25
Accounts payable and accruals:
General Partner	(51)	(87)
Affiliates	(72)	—
Other	125	(169)
Accrued interest payable	(1)	(1)
Unearned operating lease income	2	(4)

Net cash provided by (used in) operating activities	429	(1)

Investing activities:
Proceeds from sales of lease assets	48	142
Improvements of equipment on operating leases	(24)	(144)

Net cash provided by (used in) investing activities	24	(2)

Financing activities:
Repayments of non-recourse debt	(199)	(170)
Distributions to Limited Partners	(935)	(1,246)

Net cash used in financing activities	(1,134)	(1,416)

Net decrease in cash and cash equivalents	(681)	(1,419)
Cash and cash equivalents at beginning of period	1,337	1,973

Cash and cash equivalents at end of period	$656	$554

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$34	$42

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

The Partnership conducted a public offering of 12,500,000 Limited Partnership Units (“Units”) at a price of $10 per Unit. On March 19, 1993, subscriptions for the minimum number of Units, 120,000, or $1.2 million, had been received. On that date, the Partnership commenced operations in its primary business (leasing activities). As of November 15, 1994, the Partnership had received and accepted subscriptions for 12,500,000, or $125 million in addition to the Initial Limited Partners’ Units and the offering was terminated. As of March 31, 2007, 12,471,600 Units were issued and outstanding.

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

As of March 31, 2007, the Partnership is in the final stages of its liquidation phase as defined by the Limited Partnership Agreement.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-QSB and Item 310(b) of Regulation S-B. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results for the year ending December 31, 2007.

Certain prior year amounts have been reclassified to conform to the current year presentation. Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

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

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of March 31, 2007, the Fund does not believe the adoption of SFAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Partnership adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a significant effect on the Partnership’s financial position and results of operations for the quarter ended March 31, 2007.

3. Investment in equipment and leases, net:

The Partnership’s Investments in equipment and leases consists of the following (in thousands):

	Balance December 31, 2006	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2007
Net investment in operating leases	$9,001	$5	$(382)	$8,624
Assets held for sale or lease, net of accumulated depreciation of $21 in 2007 and $52 in 2006	19	(4)	(1)	14

Total	$9,020	$1	$(383)	$8,638

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for sale or lease. Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. No impairment losses have been recognized for the three month periods ending March 31, 2007 and 2006.

All of the leased property was acquired in the years 1993 through 2004.

Operating leases:

Equipment on operating leases consists of the following (in thousands):

	Balance December 31, 2006	Additions	Reclassifications or Dispositions	Balance March 31, 2007
Transportation, rail	$20,185	$24	$(86)	$20,123
Containers	874	—	—	874

	21,059	24	(86)	20,997
Less accumulated depreciation	(12,058)	(382)	67	(12,373)

Total	$9,001	$(358)	$(19)	$8,624

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net (continued):

At March 31, 2007, the aggregate amounts of future minimum lease payments under operating leases are as follows (in thousands):

Operating Leases
Nine months ending December 31, 2007	$2,100
Year ending December 31, 2008	2,367
2009	1,959
2010	1,126
2011	465

$8,017

The Partnership utilizes the straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows (in years):

Equipment category	Useful Life
Transportation, rail	30 – 35
Containers	7 – 10

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

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

4. Related party transactions (continued):

During the three month periods ended March 31, 2007 and 2006, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement, as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Cost reimbursements to General Partner	$45	$133
Equipment and incentive management fees to General Partner	28	26

	$73	$159

5. Non-recourse debt:

At March 31, 2007, non-recourse debt consists of a note payable to a financial institution. The note is due in monthly installments. Interest on the note is at a fixed rate of 5%. The note is secured by assignments of lease payments and pledges of assets. At March 31, 2007, the carrying value of the pledged assets is approximately $2.8 million. The note matures in 2010.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2007	$544	$83	$626
Year ended December 31, 2008	759	78	837
2009	798	39	837
2010	344	4	348

	$2,445	$204	$2,648

6. Commitments:

As of March 31, 2007, the Partnership had no commitments to purchase lease assets.

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

8. Partners’ Capital:

As of March 31, 2007, 12,471,600 Units were issued and outstanding (including the 50 Units issued to the Initial Limited Partners).

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

Third, AFS will receive as Incentive Management Compensation, the following:

(A)	10% of remaining Cash from Operations and

(B)	15% of remaining Cash from Sales or Refinancing; and

Fourth, the balance to the Limited Partners.

Distributions to the Limited Partners were as follows (in thousands, except per unit data):

	Three Months Ended March 31,
	2007	2006
Distributions	$935	$1,246
Weighted average number of Units outstanding	12,471,600	12,471,600

Weighted average distributions per Unit	$0.07	$0.10

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

Capital Resources and Liquidity

The Partnership’s public offering provided for a total maximum capitalization of $125 million. On March 19, 1993, the Partnership commenced operations in its primary business (leasing activities). As of November 15, 1994, subscriptions for 12,500,000 Units or $125 million in addition to the Initial Limited Partners’ Units have been received and the offering was concluded. The Reinvestment Period ended December 31, 2000 and the Partnership is now in the final stages of its liquidation phase as defined by the Limited Partnership Agreement.

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

As of March 31, 2007, the Partnership had cumulatively borrowed approximately $62.5 million on a non-recourse basis with a remaining unpaid balance of approximately $2.4 million. Non-recourse debt payments match the rental income received from the underlying leases and therefore do not represent cash outflows for the Partnership. Borrowings are generally non-recourse to the Partnership, that is, the only recourse of the lender upon a default by the lessee on the underlying lease will be to the equipment or corresponding lease acquired with the loan proceeds. AFS does not anticipate any future non-recourse borrowings on behalf of the Partnership.

The Partnership commenced regular distributions, based on cash flows from operations, beginning with the second quarter of 1993. At March 31, 2007, the Partnership had no commitments to purchase lease assets.

Cash Flows

The three months ended March 31, 2007 versus the three months ended March 31, 2006

Operating Activities

The Partnership’s primary source of cash from operations has been rents from operating leases. Additionally, the Partnership’s cash flows are impacted by changes in certain operating assets and liabilities. Cash provided by operating activities totaled $429 thousand for the first quarter of 2007 compared to cash used of $1 thousand for the first quarter of 2006. The year over year rise in cash balances was primarily a result of increases in (1) accounts payable and accrued liabilities, (2) payments received on accounts receivable, and (3) operating lease revenues.

Cash payments made on accounts payable and accrued liabilities during the first quarter of 2007 was reduced by $258 thousand compared to the same period in 2006 due primarily to timing of inestimable third party vendor invoices. Accordingly, accounts payable and accrued liabilities increased by $2 thousand between December 31, 2006 and March 31, 2007 compared to a decline of $256 thousand between December 31, 2005 and March 31, 2006.

The increase in payments received on accounts receivable resulted in a cash inflow of $13 thousand during the first quarter of 2007 compared to a cash outflow $144 thousand during the first quarter of 2006, an increase of $157 thousand. During the first quarter of 2007, operating lease revenue increased by $65 thousand, when compared to the same period in 2006. The increase in operating lease revenue was due to higher rents on lease renewals resulting from increased railcar activity.

Investing Activities

Since the fund is in liquidation, its main source of cash from investing activities has been proceeds from sales of lease assets. Proceeds from such sales are not expected to be consistent from one period to another as the sales of lease assets are subject to various factors such as the timing of lease terminations, market demand and the condition and uniqueness of the assets subject to sale.

Cash provided by investing activities was $24 thousand for the three months ended March 31, 2007 compared to cash used of $2 thousand for the same period in 2006. Cash flow improved as a result of a decline in cash used to refurbish railcars under operating leases offset by a decrease in proceeds from sales of lease assets. The year over year change in capitalized costs of refurbishing railcars totaled $120 thousand and was primarily due to the timing of required repairs in the first quarter of 2007 when compared to the same quarter in 2006, while the year over year decrease in proceeds from sales of lease assets totaled $94 thousand.

Financing Activities

During the three months ended March 31, 2007 and 2006, the Partnership’s financing activities were limited to repayment of debt and distributions to Limited Partners. Cash used in financing activities totaled $1.1 million and $1.4 million for the three months ended March 31, 2007 and 2006, respectively. The decrease in cash used was due to the lower amount of year over year distributions paid to Limited Partners during the first quarter of 2007. The distributions were based on cash available net of any short-term payables and reserves as determined by the General Partner.

Results of Operations

Cost reimbursements to the General Partner are based on its costs incurred in performing administrative services for the Partnership. These costs are allocated to each managed entity based on certain criteria such as existing or new leases, number of investors or equity depending upon the type of cost incurred.

The three months ended March 31, 2007 versus the three months ended March 31, 2006

The Partnership had net income of $64 thousand and $22 thousand for the three months ended March 31, 2007 and 2006, respectively. Results for the three months ended March 31, 2007 reflected increases in both total revenues and operating expenses when compared to the three months ended March 31, 2006.

Revenues

Total revenues were $811 thousand and $685 thousand for the three months ended March 31, 2007 and 2006, respectively. The net growth in total revenues was a result of increases in operating lease revenue and gain on sales of lease assets.

Operating lease revenues totaled $773 thousand and $708 thousand for the three months ended March 31, 2007 and 2006, respectively. The increase was due to higher rents on lease renewals resulting from increased railcar activity.

The Partnership recorded net gains totaling $25 thousand on sales of lease assets during the first quarter of 2007 versus net losses totaling $34 thousand during the same period in 2006. The majority of the gain in 2007 involved the sale of equipment under operating leases during January and March 2007.

Expenses

Total expenses were $747 thousand and $663 thousand for the three months ended March 31, 2007 and 2006, respectively. The net rise in expenses was primarily due to increases in depreciation, professional fees and outside services, and railcar maintenance expense offset, in part, by a decrease in other expenses and cost reimbursements to AFS.

Depreciation continues to be the Partnership’s largest expense. Depreciation expense totaled $383 thousand and $323 thousand for the three months ended March 31, 2007 and 2006, respectively. The increase in depreciation was a result of (1) refurbishments made to railcars that increased depreciable values, and (2) adjustments made to recorded residual values to equal values associated with railcars under lease renewals.

Professional fees and outside services expense increased by $84 thousand during the three months ended March 31, 2007 when compared to the same period in 2006. Expenses related to repairs made to aging railcars was $80 thousand higher during the three months ended March 31, 2007 versus the same period in 2006. The increase was primarily due to the timing of required repairs.

The increases in depreciation and maintenance expense were offset by decreases of $88 thousand and $53 thousand in cost reimbursements to AFS and other expenses, respectively. Half of the decrease in other expenses was due to a $27 thousand adjustment made to reduce the provision for doubtful accounts as payments were received on two delinquent invoices. The remaining decrease in other expenses was a result of a year over year decline in miscellaneous expenses. The decrease in cost reimbursements to AFS was a result of a decline in administrative expenses.

Item 3. Controls and procedures.

Evaluation of disclosure controls and procedures

The Partnership’s General Partner’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that at March 31, 2007, certain material weaknesses existed in the Partnership’s internal control over financial reporting.

The Partnership does not control the financial reporting process, and is dependent on the Managing Member, who is responsible for providing the Partnership with financial statements in accordance with generally accepted accounting principles. The General Partner’s disclosure controls and procedures over the: a) process of identifying and estimating liabilities in the correct period; and b) timeliness of the financial statement close process were determined to be ineffective and constitute material weaknesses in internal control over financial reporting.

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

Date: August 13, 2007

ATEL Cash Distribution Fund V, L.P.
(Registrant)

By:	ATEL Financial Services, LLC
General Partner of Registrant

		By:	/s/ Dean Cash
Dean Cash,
President and Chief Executive Officer of ATEL Financial Services, LLC (General Partner)

		By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi,
Executive Vice President and Chief Financial and Operating
Officer of ATEL Financial Services, LLC (General Partner)