Form 10QSB
period 2007-06-30
ATEL CASH DISTRIBUTION FUND V L P
filed 2007-08-13
CIK 892875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2007

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

ATEL CASH DISTRIBUTION FUND V, L.P.

BALANCE SHEET

JUNE 30, 2007

(In Thousands)

(Unaudited)

ASSETS
Cash and cash equivalents	$849
Accounts receivable, net of allowance for doubtful accounts of $110	254
Prepaid expenses	3
Investments in equipment and leases, net of accumulated depreciation of $12,664	8,231

Total assets	$9,337

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accruals:
General Partner	$49
Other	253
Accrued interest payable	9
Non-recourse debt	2,266
Unearned operating lease income	9

Total liabilities	2,586
Commitments and contingencies
Partners’ capital:
General Partner	197
Limited Partners	6,554

Total Partners’ capital	6,751

Total liabilities and Partners’ capital	$9,337

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED

JUNE 30, 2007 AND 2006

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues:
Leasing activities:
Operating leases	$771	$737	$1,544	$1,445
Gain (loss) on sales of assets	48	(4)	73	(38)
Interest income	10	9	19	18
Other	2	3	6	5

	831	745	1,642	1,430
Expenses:
Depreciation of operating lease assets	375	299	758	622
Cost reimbursements to General Partner	46	142	91	274
Professional fees	23	54	113	104
Railcar maintenance	96	118	190	132
Interest expense	29	39	62	80
Equipment and incentive management fees to General Partner	27	29	55	55
Other management fees	28	30	51	46
Outside services	52	42	109	56
Other	26	46	20	93

	702	799	1,449	1,462

Net income (loss)	$129	$(54)	$193	$(32)

Net income (loss):
General Partner	$1	$—	$2	$—
Limited Partners	128	(54)	191	(32)

	$129	$(54)	$193	$(32)

Net income (loss) per Limited Partnership Unit	$0.01	$(0.00)	$0.02	$(0.00)
Weighted average number of Units outstanding	12,471,600	12,471,600	12,471,600	12,471,600

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2006

AND FOR THE SIX MONTH PERIOD

ENDED JUNE 30, 2007

(In Thousands, Except for Units and Per Unit Data)

(Unaudited)

	Limited Partners		General
	Units	Amount	Partner	Total
Balance December 31, 2005	12,471,600	$8,660	$196	$8,856
Distributions to Limited Partners ($0.10 per Unit)	—	(1,246)	—	(1,246)
Net loss	—	(116)	(1)	(117)

Balance December 31, 2006	12,471,600	7,298	195	7,493
Distributions to Limited Partners ($0.07 per Unit)	—	(935)	—	(935)
Net income	—	191	2	193

Balance June 30, 2007	12,471,600	$6,554	$197	$6,751

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF CASH FLOWS

THREE AND SIX MONTH PERIODS ENDED

JUNE 30, 2007 AND 2006

(In Thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Operating activities:
Net income (loss)	$129	$(54)	$193	$(32)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Depreciation of operating lease assets	375	299	758	622
(Gain) loss on sales of assets	(48)	4	(73)	38
Recovery of doubtful accounts	(2)	—	(29)	—
Changes in operating assets and liabilities:
Accounts receivable	111	102	124	(42)
Prepaid expenses	19	18	37	42
Accounts payable and accruals:
General Partner	16	121	(35)	35
Affiliates	—	—	(72)	—
Other	(220)	141	(94)	(28)
Accrued interest payable	(1)	(1)	(2)	(1)
Unearned operating lease income	(87)	—	(86)	(5)

Net cash provided by operating activities	292	630	721	629

Investing activities:
Proceeds from sales of lease assets	80	67	128	209
Improvements of equipment on operating leases	—	(12)	(24)	(156)

Net cash provided by investing activities	80	55	104	53

Financing activities:
Repayments of non-recourse debt	(179)	(172)	(378)	(342)
Distributions to Limited Partners	—	—	(935)	(1,246)

Net cash used in financing activities	(179)	(172)	(1,313)	(1,588)

Net increase (decrease) in cash and cash equivalents	193	513	(488)	(906)
Cash and cash equivalents at beginning of period	656	554	1,337	1,973

Cash and cash equivalents at end of period	$849	$1,067	$849	$1,067

Supplemental disclosures of cash flow information:
Cash paid during the year for taxes	$7	$24	$7	$24

Cash paid during the year for interest	$30	$39	$64	$81

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

1. Organization and partnership matters:

ATEL Cash Distribution Fund V, L.P. (the “Partnership” or “Fund V”) was formed under the laws of the State of California in September 1992. The Partnership was formed for the purpose of engaging in the sale of limited partnership investment units and acquiring equipment to engage in equipment leasing and sales activities. The General Partner of the Partnership is ATEL Financial Services, LLC (“AFS”), a California limited liability Partnership. Prior to converting to a limited liability Partnership structure, AFS was formerly known as ATEL Financial Corporation.

The Partnership conducted a public offering of 12,500,000 Limited Partnership Units (“Units”) at a price of $10 per Unit. On March 19, 1993, subscriptions for the minimum number of Units, 120,000, or $1.2 million, had been received. On that date, the Partnership commenced operations in its primary business (leasing activities). As of November 15, 1994, the Partnership had received and accepted subscriptions for 12,500,000, or $125 million in addition to the Initial Limited Partners’ Units and the offering was terminated. As of June 30, 2007, 12,471,600 Units were issued and outstanding.

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

As of June 30, 2007, the Partnership remains in the final stages of its liquidation phase as defined by the Limited Partnership Agreement.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-QSB and Item 310(b) of Regulation S-B. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results for the year ending December 31, 2007.

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

Income taxes:

Fund V is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, Fund V has provided current income and franchise taxes for only those states which levy taxes on partnerships.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of June 30, 2007, the Fund does not believe the adoption of SFAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Partnership adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a significant effect on the Partnership’s financial position and results of operations for the six months ended June 30, 2007.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2006	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2007
Net investment in operating leases	$9,001	$(24)	$(757)	$8,220
Assets held for sale or lease, net of accumulated depreciation of $25 in 2007 and $52 in 2006	19	(7)	(1)	11

Total	$9,020	$(31)	$(758)	$8,231

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for sale or lease. Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. No impairment losses have been recognized for the three and six month periods ending June 30, 2007 and 2006.

All of the leased property was acquired in the years 1993 through 2004.

Operating leases:

Equipment on operating leases consists of the following (in thousands):

	Balance December 31, 2006	Additions	Reclassifications or Dispositions	Balance June 30, 2007
Transportation, rail	$20,185	$24	$(157)	$20,052
Containers	874	—	(67)	807

	21,059	24	(224)	20,859
Less accumulated depreciation	(12,058)	(757)	176	(12,639)

Total	$9,001	$(733)	$(48)	$8,220

At June 30, 2007, the aggregate amounts of future minimum lease payments under operating leases are as follows (in thousands):

Operating Leases
Six months ending December 31, 2007	$1,354
Year ending December 31, 2008	2,364
2009	1,959
2010	1,126
2011	465

$7,268

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

During the three and six month periods ended June 30, 2007 and 2006, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost reimbursements to General Partner	$46	$142	$91	$274
Equipment and incentive management fees to General Partner	27	29	55	55

	$73	$171	$146	$329

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

5. Non-recourse debt:

At June 30, 2007, non-recourse debt consists of a note payable to a financial institution. The note is due in monthly installments. Interest on the note is at a fixed rate of 5.0%. The note is secured by assignments of lease payments and pledges of assets. At June 30, 2007, the carrying value of the pledged assets is approximately $2.7 million. The note matures in 2010.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2007	$365	$53	$418
Year ended December 31, 2008	759	78	837
2009	798	39	837
2010	344	4	348

	$2,266	$174	$2,440

6. Commitments:

As of June 30, 2007, the Company had no commitments to purchase lease assets.

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

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

8. Partners’ Capital:

As of June 30, 2007, 12,471,600 Units were issued and outstanding (including the 50 Units issued to the Initial Limited Partners).

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

Third, AFS will receive as Incentive Management Compensation, the following:

(A)	10% of remaining Cash from Operations and

(B)	15% of remaining Cash from Sales or Refinancing; and

Fourth, the balance to the Limited Partners.

Distributions to the Limited Partners were as follows (in thousands except units and per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Distributions declared	$—	$—	$935	$1,246
Weighted average number of Units outstanding	12,471,600	12,471,600	12,471,600	12,471,600

Weighted average distributions per Unit	$—	$—	$0.07	$0.10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of June 30, 2007, the Partnership had cumulatively borrowed $62.5 million on a non-recourse basis with a remaining unpaid balance of approximately $2.3 million. Non-recourse debt payments match the rental income received from the underlying leases and therefore do not represent cash outflows for the Partnership. Borrowings are generally non-recourse to the Partnership, that is, the only recourse of the lender upon a default by the lessee on the underlying lease will be to the equipment or corresponding lease acquired with the loan proceeds. AFS does not anticipate any future non-recourse borrowings on behalf of the Partnership.

The Partnership commenced regular distributions, based on cash flows from operations, beginning with the second quarter of 1993. At June 30, 2007, the Partnership had no commitments to purchase leased assets.

Cash Flows

The three months ended June 30, 2007 versus the three months ended June 30, 2006

Operating Activities

The Partnership’s primary source of cash from operations has been rents from operating leases. Additionally, the Partnership’s cash flows are impacted by changes in certain operating assets and liabilities. Cash provided by operating activities totaled $292 thousand and $630 thousand for the three months ended June 30, 2007 and 2006, respectively. The decrease in cash flow was primarily due to (1) increased payments made against accounts payable and accrued liabilities, (2) increased unearned operating lease income offset, in part, by the year over year difference in operating results, adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense.

Cash used to pay accounts payable and accrued liabilities during the second quarter of 2007 increased by $466 thousand compared to the same period in 2006 due primarily to timing of inestimable third party vendor invoices. Similarly, unearned rents received during the period resulted in cash outflow of $87 thousand during the same comparative three month periods.

The above decreases were partially offset by the difference in year over year results, adjusted for non-cash items, which improved cash flow by $205 thousand. The increase in operating results was primarily due to an increase in operating lease revenue combined with a reduction of costs reimbursed to the General Partner.

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

Cash provided by investing activities totaled $80 thousand and $55 thousand for the three months ended June 30, 2007 and 2006, respectively. Half of the $25 thousand increase in cash flow represents the quarter over quarter difference in proceeds from sales of assets, with the balance representing capitalized costs of refurbishing railcars incurred in 2006 but not in 2007.

Financing Activities

During the three month periods ended June 30, 2007 and 2006, the Partnership’s sole financing activity was the repayment of debt. Cash used to repay non-recourse debt during the same respective periods totaled $179 thousand and $172 thousand, respectively.

The six months ended June 30, 2007 versus the six months ended June 30, 2006

Operating Activities

The Partnership’s primary source of cash from operations has been rents from operating leases. Additionally, the Partnership’s cash flows are impacted by changes in certain operating assets and liabilities. Cash provided by operating activities totaled $721 thousand and $629 thousand for the first half of 2007 and 2006, respectively. The increase in cash flow was primarily due to (1) the year over year difference in operating results, adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense, (2) increased payments received on accounts receivable offset, in part, by increased payments made against accounts payable and accrued liabilities.

The difference in year over year results, adjusted for non-cash items, improved cash flow by $221 thousand. The increase in operating results was primarily due to an increase in operating lease revenue combined with a reduction of costs reimbursed to the General Partner. The increase in payments received on accounts receivable resulted in a year over year increase in cash inflow totaling $166 thousand.

The above increases in cash inflow was partially offset by a $208 thousand year over year decrease in cash due to increased payments made on accounts payable and accrued liabilities during the first six months of 2007 when compared to the same period in 2006. The decrease was due primarily to timing of inestimable third party vendor invoices.

Investing Activities

Cash provided by investing activities totaled $104 thousand and $53 thousand for the six months ended June 30, 2007 and 2006, respectively. The net increase in cash flow was a result of a $132 thousand decline in cash used to refurbish railcars partially offset by an $81 thousand decrease in proceeds from sales of lease assets. The decline in capitalized costs of refurbishing railcars was primarily due to the timing of required repairs in the first half of 2007 when compared to the same period in 2006. The decrease in proceeds from sales was primarily due to the decrease in lease terminations during the same comparative periods.

Financing Activities

During the six months ended June 30, 2007 and 2006, the Partnership’s financing activities were limited to repayment of debt and distributions to Limited Partners. Cash used in financing activities totaled $1.3 million and $1.6 million for the six months ended June 30, 2007 and 2006, respectively. The decrease in cash used was caused by the $311 thousand year over year decline in distributions paid to Limited Partners.

Results of Operations

Cost reimbursements to the General Partner are based on its costs incurred in performing administrative services for the Partnership. These costs are allocated to each managed entity based on certain criteria such as existing or new leases, number of investors or equity depending upon the type of cost incurred.

The three months ended June 30, 2007 versus the three months ended June 30, 2006

The Partnership had net income of $129 thousand for the three months ended June 30, 2007 compared to a net loss of $54 thousand for the three months ended June 30, 2006. Results for the three months ended June 30, 2007 reflects an increase in total revenues combined with a decrease in operating expenses when compared to the three months ended June 30, 2006.

Revenues

Total revenues were $831 thousand and $745 thousand for the three months ended June 30, 2007 and 2006, respectively. The growth in total revenues was caused by increases of $52 thousand and $34 thousand in gain on sales of lease assets and operating lease revenue, respectively. The gain on sale of lease assets represents the excess between the market value and the recorded value of equipment under leases that terminates and subsequently sold. The quarter over quarter increase in operating lease revenue was due to higher rents on lease renewals resulting from increased railcar activity.

Expenses

Total expenses were $702 thousand and $799 thousand for the three months ended June 30, 2007 and 2006, respectively. The net decrease in expenses was primarily due to a $96 thousand dollar decrease in cost reimbursements to AFS, due to reduced administrative expenses resulting from a decline in assets under management.

Depreciation expense increased by $76 thousand during the three months ended June 30, 2007 when compared to the same period in 2006 due to adjustments made to recorded residual values to equal values associated with railcars under lease renewals. However, the increase in depreciation expense was offset by net decreases in professional fees, maintenance costs and other expense totaling $73 thousand.

The six months ended June 30, 2007 versus the six months ended June 30, 2006

The Partnership had net income of $193 thousand for the three months ended June 30, 2007 compared to a net loss of $32 thousand for the six months ended June 30, 2006. Results for the six months ended June 30, 2007 reflects an increase in total revenues combined with a decrease in operating expenses when compared to the six months ended June 30, 2006.

Revenues

Total revenues were $1.6 million and $1.4 million for the six months ended June 30, 2007 and 2006, respectively. Total revenues increased due to the growth in gain on sales of lease assets and operating lease revenue. Gains recognized on sales of lease assets during the first half of 2007 increased by $111 thousand when compared to the first half of 2006, as a result of higher fair values associated with assets sold during 2007 when compared to assets sold during the same period in 2006. Operating lease revenues increased by $99 thousand during the same comparative periods on higher rents on lease renewals resulting from increased railcar activity.

Expenses

Total expenses were $1.4 million and $1.5 million for the six months ended June 30, 2007 and 2006, respectively. The net decrease in expenses was primarily caused by a decrease in cost reimbursements to AFS offset by an increase in depreciation expense.

Cost reimbursements to AFS for the six months ended June 30, 2007 decreased by $183 thousand when compared to the same period in 2006, due to reduced administrative expenses associated with the decline in assets under management. Offsetting the aforementioned decreases was a year over year increase in depreciation expense totaling $136 thousand, resulting from adjustments made to recorded residual values to equal values associated with railcars under lease renewals.

The year over year change in maintenance expense, professional fees, outside services and other expenses netted to a $47 thousand increase in expenses.

Item 3.	Controls and procedures.

Evaluation of disclosure controls and procedures

The Partnership’s General Partner’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on the evaluation of the Partnership’s disclosure controls and procedures the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that, as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were ineffective.

The Partnership does not control the financial reporting process, and is dependent on the General Partner, who is responsible for providing the Partnership with financial statements in accordance with generally accepted accounting principles. The General Partner’s disclosure controls and procedures over the timeliness of the financial statement close process were determined to be ineffective and constitute a material weakness in internal control over financial reporting.

Changes in internal control

The General Partner has reviewed the above noted material weakness and believes that the following corrective actions taken as a whole will address the material weakness in its disclosure controls and procedures described above.

•

We have aggressively recruited experienced professionals to augment and upgrade our financial staff to address issues of timeliness in financial reporting even during periods when we are preparing filings for the Securities and Exchange Commission. Although we believe that this corrective step will enable management to conclude that the internal controls over our financial reporting are effective when the staff is trained and the current surge of regulatory reports have been completed, we cannot assure with certainty that these steps will be sufficient.

The General Partner believes that the following corrective actions taken as a whole have addressed, and mitigated, one of the material weaknesses noted in its disclosure controls and procedures listed in its previously filed Form 10-QSB as of its fiscal quarter ended March 31, 2007:

•

With regard to identifying and estimating liabilities in the correct periods, the General Partner has performed a detailed review to identify and record the liabilities, in the correct period. A standardized quarterly review process has been implemented to ensure the identification and estimation of the liabilities.

Except for the preceding items, , no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act of 1934) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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