Form 10QSB
period 2007-09-30
ATEL CASH DISTRIBUTION FUND V L P
filed 2007-11-06
CIK 892875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______ to _____

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

The number of Limited Liability Company Units outstanding as of October 31, 2007: 12,471,600

DOCUMENTS INCORPORATED BY REFERENCE

None

ATEL CASH DISTRIBUTION FUND V, L.P.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

ATEL CASH DISTRIBUTION FUND V, L.P.

BALANCE SHEET

SEPTEMBER 30, 2007

(In Thousands)

(Unaudited)

ASSETS
Cash and cash equivalents	$1,015
Accounts receivable, net of allowance for doubtful accounts of $110	208
Prepaid expenses	5
Investments in equipment and leases, net of accumulated depreciation of $12,980	7,886

Total assets	$9,114

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accruals:
General Partner	$28
Other	136
Accrued interest payable	9
Non-recourse debt	2,084
Unearned operating lease income	29

Total liabilities	2,286

Commitments and contingencies	—
Partners’ capital:
General Partner	198
Limited Partners	6,630

Total Partners’ capital	6,828

Total liabilities and Partners’ capital	$9,114

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED

SEPTEMBER 30, 2007 AND 2006

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues:
Leasing activities:
Operating leases	$743	$726	$2,287	$2,171
Gain (loss) on sales of assets	18	5	91	(33)
Interest income	12	14	31	32
Other	—	2	6	7

	773	747	2,415	2,177

Expenses:
Depreciation of operating lease assets	364	318	1,122	940
Cost reimbursements to General Partner	45	151	136	425
Professional fees	8	47	121	151
Railcar maintenance	96	80	286	213
Interest expense	28	36	90	116
Equipment and incentive management fees to General Partner	74	29	129	84
Other management fees	32	20	83	66
Outside services	41	60	150	115
Other	8	17	28	110

	696	758	2,145	2,220

Net income (loss)	$77	$(11)	$270	$(43)

Net income (loss):
General Partner	$1	$—	$3	$—
Limited Partners	76	(11)	267	(43)

	$77	$(11)	$270	$(43)

Net income (loss) per Limited Partnership Unit	$0.01	$(0.00)	$0.02	$(0.00)
Weighted average number of Units outstanding	12,471,600	12,471,600	12,471,600	12,471,600

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2006

AND FOR THE NINE MONTH PERIOD

ENDED SEPTEMBER 30, 2007

(In Thousands, Except for Units and Per Unit Data)

(Unaudited)

	Limited Partners		General
	Units	Amount	Partner	Total
Balance December 31, 2005	12,471,600	$8,660	$196	$8,856
Distributions to Limited Partners ($0.10 per Unit)	—	(1,246)	—	(1,246)
Net loss	—	(116)	(1)	(117)

Balance December 31, 2006	12,471,600	7,298	195	7,493
Distributions to Limited Partners ($0.07 per Unit)	—	(935)	—	(935)
Net income	—	267	3	270

Balance September 30, 2007	12,471,600	$6,630	$198	$6,828

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF CASH FLOWS

THREE AND NINE MONTH PERIODS ENDED

SEPTEMBER 30, 2007 AND 2006

(In Thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Operating activities:
Net income (loss)	$77	$(11)	$270	$(43)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Depreciation of operating lease assets	364	318	1,122	940
(Gain) loss on sales of assets	(18)	(5)	(91)	33
Reversal of provision for doubtful accounts	—	(12)	(29)	(12)
Changes in operating assets and liabilities:
Accounts receivable	46	(17)	170	(59)
Prepaid expenses	(2)	(53)	35	(11)
Accounts payable and accruals:
General Partner	(21)	(5)	(56)	30
Affiliates	—	—	(72)	—
Other	(117)	187	(211)	159
Accrued interest payable	—	(1)	(2)	(3)
Unearned operating lease income	20	—	(66)	(5)

Net cash provided by operating activities	349	401	1,070	1,029

Investing activities:
Proceeds from sales of lease assets	23	66	151	275
Improvements of equipment on operating leases	(24)	(48)	(48)	(204)

Net cash (used in) provided by investing activities	(1)	18	103	71

Financing activities:
Repayments of non-recourse debt	(182)	(174)	(560)	(515)
Distributions to Limited Partners	—	—	(935)	(1,246)

Net cash used in financing activities	(182)	(174)	(1,495)	(1,761)

Net increase (decrease) in cash and cash equivalents	166	245	(322)	(661)
Cash and cash equivalents at beginning of period	849	1,067	1,337	1,973

Cash and cash equivalents at end of period	$1,015	$1,312	$1,015	$1,312

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$1	$3	$8	$28

Cash paid during the period for interest	$28	$38	$92	$118

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

1. Organization and partnership matters:

ATEL Cash Distribution Fund V, L.P. (the “Partnership” or the “Fund”) was formed under the laws of the State of California in September 1992. The Partnership was formed for the purpose of engaging in the sale of limited partnership investment units and acquiring equipment to engage in equipment leasing and sales activities. The General Partner of the Partnership is ATEL Financial Services, LLC (“AFS”), a California limited liability company. Prior to converting to a limited liability company structure, AFS was formerly known as ATEL Financial Corporation.

The Partnership conducted a public offering of 12,500,000 Limited Partnership Units (“Units”) at a price of $10 per Unit. On March 19, 1993, subscriptions for the minimum number of Units, 120,000, or $1.2 million, had been received. On that date, the Partnership commenced operations in its primary business (leasing activities). As of November 15, 1994, the Partnership had received and accepted subscriptions for 12,500,000, or $125 million in addition to the Initial Limited Partners’ Units and the offering was terminated. As of September 30, 2007, 12,471,600 Units were issued and outstanding.

The Partnership’s principal objectives are to invest in a diversified portfolio of equipment that: (i) preserve, protect and return the Partnership’s invested capital; (ii) generate distributions to the partners of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), which ended December 31, 2000; and (iii) provide significant distributions following the Reinvestment Period and until all equipment has been sold. The Partnership is governed by its Limited Partnership Agreement.

As of September 30, 2007, the Partnership remains in the final stages of its liquidation phase as defined in the Limited Partnership Agreement.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-QSB and Item 310(b) of Regulation S-B. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results for the year ending December 31, 2007.

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

Credit risk:

Financial instruments that potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents, and accounts receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions and therefore, believes that the concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries related to equipment on operating leases.

Accounts receivable:

Accounts receivable represent the amounts billed under operating lease contracts which are currently due to the Partnership. Allowances for doubtful accounts are typically established based on historical charge off and collection experience and the collectability of specifically identified lessees and invoiced amounts. Accounts receivable are charged off to the allowance on specific identification basis. Amounts recovered that were previously written-off are recorded as other income in the period received.

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred.

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

The primary geographic region in which the Partnership sought leasing opportunities was North America and Europe. Currently, 100% of the Partnership’s operating revenues are from customers domiciled in North America.

Unearned operating lease income:

The Partnership records prepayments on operating leases as a liability, unearned operating lease income. The liability is recorded when the prepayments are received and recognized as operating lease revenue ratably over the period to which the prepayments relate.

Income taxes:

The Fund is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Fund has provided current income and franchise taxes for only those states which levy taxes on partnerships.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of September 30, 2007, the Fund does not believe the adoption of SFAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Partnership adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a significant effect on the Partnership’s financial position and results of operations for the nine months ended September 30, 2007.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2006	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2007
Net investment in operating leases	$9,001	$(5)	$(1,120)	$7,876
Assets held for sale or lease, net of accumulated depreciation of $25 at September 30, 2007 and $52 at December 31, 2006	19	(7)	(2)	10

Total	$9,020	$(12)	$(1,122)	$7,886

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for sale or lease. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses have been recognized for the three and nine month periods ended September 30, 2007 and 2006.

All of the leased property was acquired in the years 1993 through 2004.

Operating leases:

Equipment on operating leases consists of the following (in thousands):

	Balance December 31, 2006	Additions	Reclassifications or Dispositions	Balance September 30, 2007
Transportation, rail	$20,185	$48	$(247)	$19,986
Containers	874	—	(29)	845

	21,059	48	(276)	20,831
Less accumulated depreciation	(12,058)	(1,120)	223	(12,955)

Total	$9,001	$(1,072)	$(53)	$7,876

At September 30, 2007, the aggregate amounts of future minimum lease payments under operating leases are as follows (in thousands):

Operating Leases
Three months ending December 31, 2007	$633
Year ending December 31, 2008	2,364
2009	1,959
2010	1,126
2011	465

$6,547

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net (continued):

The Partnership utilizes the straight line depreciation method for equipment in all the following categories over the following useful lives (in years):

Equipment category	Useful Life
Transportation, rail	30 -35
Containers	7 - 10

4. Related party transactions:

The terms of the Limited Partnership Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment management and resale, and for management of the Partnership.

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

Each of ATEL Leasing Corporation (“ALC”), ATEL Equipment Corporation (“AEC”), ATEL Investor Services (“AIS”) and AFS is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Partnership. Acquisition services are performed for the Partnership by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS; and general administrative services for the Partnership are performed by AFS.

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

During the three and nine month periods ended September 30, 2007 and 2006, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost reimbursements to General Partner	$45	$151	$136	$425
Equipment and incentive management fees to General Partner	74	29	129	84

	$119	$180	$265	$509

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

5. Non-recourse debt:

At September 30, 2007, non-recourse debt consists of a note payable to a financial institution. The note is due in monthly installments. Interest on the note is at a fixed rate of 5.0%. The note is secured by assignments of lease payments and pledges of assets. At September 30, 2007, the carrying value of the pledged assets was approximately $2.6 million. The note matures in 2010.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2007	$183	$25	$208
Year ended December 31, 2008	759	78	837
2009	798	39	837
2010	344	4	348

	$2,084	$146	$2,230

6. Commitments:

As of September 30, 2007, the Partnership had no commitments to purchase lease assets.

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

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

8. Partners’ Capital:

As of September 30, 2007, 12,471,600 Units were issued and outstanding (including the 50 Units issued to the Initial Limited Partners).

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

Third, AFS will receive as Incentive Management Compensation, the following:

(A)	10% of remaining Cash from Operations and

(B)	15% of remaining Cash from Sales or Refinancing; and

Fourth, the balance to the Limited Partners.

Distributions to the Limited Partners were as follows (in thousands except units and per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Distributions declared	$—	$—	$935	$1,246
Weighted average number of Units outstanding	12,471,600	12,471,600	12,471,600	12,471,600

Weighted average distributions per Unit	$—	$—	$0.07	$0.10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (“MD&A”) and elsewhere in this Form 10-QSB, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, economic recession and changes in general economic conditions, including, fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Partnership’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Partnership’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-QSB. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events, other than as required by law.

Business Overview

ATEL Cash Distribution Fund V, L.P. (the “Partnership”) is a California partnership that was formed in September 1992 for the purpose of engaging in the sale of limited liability investment units and acquiring equipment to generate revenues from equipment leasing and sales activities, primarily in the United States.

The Partnership conducted a public offering of 12,500,000 Limited Partnership units (“Units”), at a price of $10 per Unit. The offering was terminated in November 1994. During early 1995, the Partnership completed its initial acquisition stage with the investment of the net proceeds from the public offering of Units. Subsequently, throughout the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), the Partnership utilized its credit facilities and reinvested cash flow in excess of certain amounts required to be distributed to the Limited Partners to acquire additional equipment.

The Partnership may continue until December 31, 2013. However, pursuant to the guidelines of the Limited Partnership Agreement, the Partnership began to liquidate its assets and distribute the proceeds thereof after the end of the Reinvestment Period which ended in December 2000.

As of September 30, 2007, the Partnership remained in its liquidation phase and as expected, assets that mature are returned to inventory and most are subsequently sold, resulting in decreasing revenue as earning assets decrease. The Partnership is making distributions on an annual basis.

Capital Resources and Liquidity

The Partnership’s public offering provided for a total maximum capitalization of $125 million. On March 19, 1993, the Partnership commenced operations in its primary business (leasing activities). As of November 15, 1994, subscriptions for 12,500,000 Units or $125 million in addition to the Initial Limited Partners’ Units have been received and the offering was concluded. The Reinvestment Period ended December 31, 2000 and the Partnership is now in the final stages of its liquidation phase, as defined in the Limited Partnership Agreement.

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

As another source of liquidity, the Partnership has contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial and/or subsequent lease terms expire, the Partnership will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on AFS’s success in re-leasing or selling the equipment as it comes off lease.

As of September 30, 2007, the Partnership had cumulatively borrowed $62.5 million on a non-recourse basis with a remaining unpaid balance of approximately $2.1 million. Non-recourse debt payments match the rental income received from the underlying leases and therefore do not impact cash flows for the Partnership. Borrowings are generally non-recourse to the Partnership, that is, the only recourse of the lender upon a default by the lessee on the underlying lease will be to the equipment or corresponding lease acquired with the loan proceeds. AFS does not anticipate any future non-recourse borrowings on behalf of the Partnership.

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the second quarter of 1993. At September 30, 2007, the Partnership had no commitments to purchase leased assets and pursuant to the Limited Partnership Agreement, the Partnership will no longer purchase any new leased assets.

Cash Flows

The three months ended September 30, 2007 versus the three months ended September 30, 2006

Operating Activities

The Partnership’s primary source of cash from operations has been rents from operating leases. Additionally, the Partnership’s cash flows are impacted by changes in certain operating assets and liabilities. Cash provided by operating activities totaled $349 thousand and $401 thousand for the three months ended September 30, 2007 and 2006, respectively. The decrease in cash flow was primarily due to increased payments made against accounts payable and accrued liabilities offset, in part, by (1) the quarter over quarter difference in operating results, adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense, (2) increased payments received on accounts receivable and (3) a decline in prepaid expenses.

Cash used to pay accounts payable and accrued liabilities during the third quarter of 2007 increased by $320 thousand compared to the same period in 2006 primarily caused by the timing of inestimable third party maintenance-related invoices during the comparative periods. This decrease in cash flows was partially offset by the quarter over quarter improvement in operating results, adjusted for non-cash items, which improved cash flow by $133 thousand. Operating results improved on increased operating lease revenue and reduced costs reimbursed to the General Partner.

Additionally, cash flow improved by $114 thousand as a result of the quarter over quarter increase in payments received on accounts receivable and the decline in prepaid expenses.

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

Cash used in investing activities totaled $1 thousand for the three months ended September 30, 2007 compared to cash provided by investing activities of $18 thousand for the three months ended September 30, 2006. The quarter over quarter change in cash flow reflects a decrease of $43 thousand resulting from a decline in proceeds from sales of assets offset, in part, by an increase of $24 thousand resulting from a decline in capitalized costs of refurbishing railcars.

Financing Activities

During the three month periods ended September 30, 2007 and 2006, the Partnership’s sole financing activity was the repayment of debt. Cash used to repay non-recourse debt during the same respective periods totaled $182 thousand and $174 thousand, respectively.

The nine months ended September 30, 2007 versus the nine months ended September 30, 2006

Operating Activities

The Partnership’s primary source of cash from operations has been rents from operating leases. Additionally, the Partnership’s cash flows are impacted by changes in certain operating assets and liabilities. Cash provided by operating activities totaled $1.1 million and $1.0 million for the first nine months of 2007 and 2006, respectively. The increase in cash flow was primarily due to (1) the period over period difference in operating results, adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense, and (2) increased payments received on accounts receivable offset, in part, by increased payments made against accounts payable and accrued liabilities.

The difference in period over period results, adjusted for non-cash items, improved cash flow by $354 thousand. The increase in operating results was primarily due to an increase in operating lease revenue combined with a reduction of costs reimbursed to the General Partner. Similarly, the increase in payments received on accounts receivable resulted in a period over period increase in cash inflow totaling $229 thousand.

The aforementioned increases in cash inflow was partially offset by a $528 thousand period over period decrease in cash due to increased payments made on accounts payable and accrued liabilities during the first nine months of 2007 when compared to the same period in 2006. The increase in payments was primarily caused by the timing of inestimable third party maintenance-related invoices during the comparative periods.

Investing Activities

Cash provided by investing activities totaled $103 thousand and $71 thousand for the nine months ended September 30, 2007 and 2006, respectively. The net increase in cash flow was a result of a $156 thousand decline in cash used to refurbish railcars partially offset by a $124 thousand decrease in proceeds from sales of lease assets. The decline in capitalized costs of refurbishing railcars was primarily due to the timing of improvements made to railcars during the first nine months of 2007 when compared to the same period in 2006. The decrease in proceeds from sales was primarily due to the decline in lease terminations during the same comparative periods as more assets under leases scheduled for termination were renewed rather than sold.

Financing Activities

During the nine months ended September 30, 2007 and 2006, the Partnership’s financing activities consisted of repayment of debt and payment of distributions to Limited Partners. Cash used in financing activities totaled $1.5 million and $1.8 million for the nine months ended September 30, 2007 and 2006, respectively. The decrease in cash used was primarily due to a $311 thousand period over period decline in distributions paid to Limited Partners.

Results of Operations

Cost reimbursements to the General Partner are based on its costs incurred in performing administrative services for the Partnership. These costs are allocated to each managed entity based on certain criteria such as existing or new leases, number of investors or equity depending upon the type of cost incurred.

The three months ended September 30, 2007 versus the three months ended September 30, 2006

The Partnership had net income of $77 thousand for the three months ended September 30, 2007 compared to a net loss of $11 thousand for the three months ended September 30, 2006. Results for the three months ended September 30, 2007 reflects an increase in total revenues combined with a decrease in operating expenses when compared to the three months ended September 30, 2006.

Revenues

Total revenues were $773 thousand and $747 thousand for the three months ended September 30, 2007 and 2006, respectively. The slight growth in total revenues was caused by increases of $17 thousand and $13 thousand in operating lease revenue and gain on sales of lease assets, respectively. The quarter over quarter increase in operating lease revenue was due to increased lease rates on lease renewals. The gain on sale of lease assets represents the excess between the market value and the recorded value of equipment under leases that terminate and are subsequently sold. Accordingly, the quarter over quarter increase in gains on sales of lease assets was due to higher market values associated with assets sold during 2007 when compared to assets sold during the same period in 2006.

Expenses

Total expenses were $696 thousand and $758 thousand for the three months ended September 30, 2007 and 2006, respectively. The net decrease in expenses was primarily due to a $106 thousand dollar decrease in cost reimbursements to AFS offset by a $45 thousand increase in incentive management fees paid to AFS. The decrease in cost reimbursements to AFS was due to reduced administrative expenses resulting from a decline in assets under management. The increase in incentive management fees paid to AFS was a result of increased cash from operations, as defined in the Limited Partnership Agreement, and improved operating results.

Also during the three months ended September 30, 2007, depreciation expense increased by $46 thousand, when compared to the same period in 2006, due to adjustments made to the recorded estimated residual values and the depreciable amount of railcars under extended term lease renewals. However, the increase in depreciation expense was offset by a decrease in professional fees totaling $39 thousand. All other expenses, including outside services, maintenance costs and other expenses, during the third quarter of 2007 were flat compared to the same period in 2006 and netted to an $8 thousand decrease in expenses.

The nine months ended September 30, 2007 versus the nine months ended September 30, 2006

The Partnership had net income of $270 thousand for the nine months ended September 30, 2007 compared to a net loss of $43 thousand for the nine months ended September 30, 2006. Results for the nine months ended September 30, 2007 reflects an increase in total revenues combined with a decrease in operating expenses when compared to the nine months ended September 30, 2006.

Revenues

Total revenues were $2.4 million and $2.2 million for the nine months ended September 30, 2007 and 2006, respectively. Total revenues increased due to the growth in gain on sales of lease assets and operating lease revenue. Gains recognized on sales of lease assets during the first nine months of 2007 increased by $124 thousand when compared to the first nine months of 2006, as a result of higher market values associated with assets sold during 2007 when compared to assets sold during the same period in 2006. Operating lease revenues increased by $116 thousand during the same comparative periods on higher rents on lease renewals resulting from increased lease rates.

Expenses

Total expenses were $2.1 million and $2.2 million for the nine months ended September 30, 2007 and 2006, respectively. The net decrease in expenses was primarily caused by a decrease in cost reimbursements to AFS offset by an increase in depreciation expense.

Cost reimbursements to AFS for the nine months ended September 30, 2007 decreased by $289 thousand when compared to the same period in 2006, due to reduced administrative expenses associated with the decline in assets under management. Offsetting the decrease in costs reimbursed to AFS was a period over period increase in depreciation expense totaling $182 thousand, resulting from adjustments made to recorded estimated residual values to equal values associated with railcars under lease renewals.

The period over period change in all other expenses, including maintenance expense, professional fees, management fees, outside services and other expenses, netted to a $32 thousand increase in expenses.

Item 3.	Controls and procedures.

Evaluation of disclosure controls and procedures

The Partnership’s General Partner’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on the evaluation of the Partnership’s disclosure controls and procedures the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective.

The Partnership does not control the financial reporting process, and is dependent on the General Partner, who is responsible for providing the Partnership with financial statements in accordance with generally accepted accounting principles. The General Partner’s disclosure controls and procedures were determined to be effective and to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Changes in internal control

The General Partner believes that the following corrective actions taken as a whole have addressed, and mitigated, the material weaknesses noted in its disclosure controls and procedures listed in its previously filed Form 10-QSB as of its fiscal quarter ended June 30, 2007:

•

With regard to improving the timeliness of financial reporting, the Partnership is current with its regulatory filings since the timely filing of its Form 10-QSB for the quarter ended June 30, 2007 and has in place appropriate documentation requirements, procedures and staff to ensure continued timeliness.

•

We have aggressively recruited experienced professionals to augment and upgrade our financial staff to address issues of timeliness in financial reporting even during periods when we are preparing filings for the Securities and Exchange Commission, and we believe that this corrective step has enabled management to conclude that the internal controls over our financial reporting are effective.

Except for the preceding items, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act of 1934) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 6, 2007

ATEL Cash Distribution Fund V, L.P.

(Registrant)

By:	ATEL Financial Services, LLC General Partner of Registrant

By:	/s/ Dean Cash
Dean Cash,
President and Chief Executive Officer of
ATEL Financial Services, LLC (General Partner)

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi,
Executive Vice President and Chief Financial and Operating Officer of ATEL Financial Services, LLC (General Partner)