Form 10KSB
period 2007-12-31
ATEL CASH DISTRIBUTION FUND V L P
filed 2008-03-21
CIK 892875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☑

State the issuer’s revenues for the most recent fiscal year: $3.2 million.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable.

The number of Limited Liability Partnership Units outstanding as of February 29, 2008 was 12,471,600.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business disclosure Format (check one):  Yes  ☐    No  ☑

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

The Partnership conducted a public offering of 12,500,000 Limited Partnership Units (“Units”) at a price of $10 per Unit. On March 19, 1993, subscriptions for the minimum number of Units, 120,000, or $1.2 million, had been received. On that date, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). As of November 15, 1994, the Partnership had received and accepted subscriptions for 12,500,000, or $125 million in addition to the Initial Limited Partners’ Units and the offering was terminated. As of December 31, 2007, 12,471,600 Units remained issued and outstanding.

The Partnership’s principal objectives have been to invest in a diversified portfolio of equipment that (i) preserves, protects and returns the Partnership’s invested capital; (ii) generates distributions to the partners of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), which ended December 31, 2000; and (iii) provides significant distributions following the Reinvestment Period and until all equipment has been sold. The Partnership is governed by its Limited Partnership Agreement (“Partnership Agreement”).

As of December 31, 2007, the Partnership is in the final stages of its liquidation phase as defined in the Partnership Agreement.

Narrative Description of Business

The Partnership has acquired various types of equipment, and leases such equipment pursuant to operating leases and full payout leases, whereby operating leases are defined as being leases in which the minimum lease payments during the initial lease term do not recover the full cost of the equipment and full payout leases recover such cost. Guidelines provided by the offering indicated that no more than 25% of the aggregate purchase price of equipment would be subject to operating leases upon final investment of the net proceeds of the offering and that no more than 20% of the aggregate purchase price of equipment would be invested in equipment acquired from a single manufacturer.

The Partnership only purchased equipment under pre-existing leases or for which a lease would be entered into concurrently at the time of the purchase. The Partnership completed its acquisition phase with the investment of the net proceeds from the public offering of Units.

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

Certain lessees generated significant portions of the Partnership’s total lease revenues as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2007	2006
Union Pacific Railroad	Railcars	27%	30%
Central States	Railcars	21%	15%
Interstate	Railcars	20%	20%
Union Carbide	Railcars	*	10%

*	Less than 10%

These percentages are not expected to be comparable in future periods.

The equipment leasing industry is highly competitive. Equipment manufacturers, corporations, partnerships and others offer users an alternative to the purchase of most types of equipment with payment terms that vary widely depending on the lease term, type of equipment and creditworthiness of the lessee. The ability of the Partnership to keep the equipment leased and/or operating and the terms of the acquisitions, leases and dispositions of equipment depends on various factors (many of which are not in the control of AFS or the Partnership), such as general economic conditions, including the effects of inflation or recession, and fluctuations in supply and demand for various types of equipment resulting from, among other things, technological and economic obsolescence.

The business of the Partnership is not seasonal.

The Partnership has no full time employees. AFS employees and affiliates provide the services the partnership requires to effectively operate. The cost of these services is reimbursed by the Partnership to AFS and affiliates per the Partnership Agreement.

Equipment Leasing Activities

The Partnership has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 2007 and the industries to which the assets have been leased (in thousands).

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, over-the-road tractors and trailers	$34,793	18.55%
Furniture, fixtures and office equipment	24,145	12.87%
Transportation, other	18,455	9.84%
Mining equipment	15,986	8.52%
Transportation, intermodal containers	15,485	8.25%
Construction	15,335	8.17%
Material handling	14,469	7.71%
Railroad locomotives	12,350	6.58%
Earth moving	11,944	6.37%
Transportation, rail cars	7,528	4.01%
Printing	4,708	2.52%
Other *	12,392	6.61%

	$187,590	100.00%

*	Individual amounts included in "Other" represent less than 2.5% of the total

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$46,265	24.66%
Mining	29,823	15.90%
Oil & gas	21,302	11.36%
Retail, foods	11,216	5.98%
Food processing	9,829	5.24%
Construction	9,411	5.02%
Chemicals	9,075	4.84%
Retail, restaurant	8,528	4.55%
Transportation, other	8,311	4.43%
Primary metals	7,526	4.01%
Manufacturing, other	6,816	3.63%
Manufacturing, auto/truck	6,690	3.57%
Printing	4,708	2.51%
Other *	8,090	4.30%

	$187,590	100.00%

*	Individual amounts included in "Other" represent less than 2.5% of the total

Through December 31, 2007, the Partnership has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sales Price	Excess of Rents Over Expenses*
Transportation	$70,982	$35,105	$61,055
Mining equipment	27,998	7,797	26,376
Furniture, fixtures and office equipment	22,210	8,315	18,925
Material handling	13,301	2,802	14,368
Office automation	4,594	970	4,814
Other	23,076	7,613	26,022

	$162,161	$62,602	$151,560

*	Includes only those expenses directly related to the production of the related rents

For further information regarding the Partnership’s equipment lease portfolio as of December 31, 2007, see Note 5 to the financial statements, Investments in equipment and leases, net, as set forth in Item 7, Financial Statements and Supplementary Data.

The Partnership adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes annual and interim standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenue, and its major customers. Certain of the Partnership’s lessee customers have international operations. In these instances, the Partnership is aware that certain equipment, primarily rail and transportation, may periodically exit the country. However, these lessee customers are US-based, and it is impractical for the Partnership to track, on an asset-by-asset, day-by-day basis, where these assets are deployed. For further information regarding the Partnership geographic revenues and assets and major customers, see Notes 2 and 3 to the financial statements as set forth in Item 7, Financial Statements and Supplementary Data.

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

Market Information

There are certain material conditions and restrictions on the transfer of Units imposed by the terms of the Partnership Agreement. Consequently, there is no public market for Units and it is not anticipated that a public market for Units will develop. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Holders

As of December 31, 2007, a total of 6,759 investors were Unitholders of record in the Partnership.

ERISA Valuation

In order to permit ERISA fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Partnership’s assets as of December 31, 2007. AFS calculated the estimated liquidation proceeds that would be realized by the Partnership, assuming an orderly disposition of all of the Partnership’s assets as of December 31, 2007. The estimates were based on the amount of remaining lease payments on existing Partnership leases, and the estimated residual values of the equipment held by the Partnership upon the termination of those leases. This valuation was based solely on AFS’s perception of market conditions and the types and amounts of the Partnership’s assets. No independent valuation was sought.

After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Partnership assets that would be distributed to Unitholders on liquidation of the Partnership, and divided the total so distributable by the number of outstanding Units. As of December 31, 2007, the value of the Partnership’s assets, calculated on this basis, was approximately $0.83 per Unit. The foregoing valuation was performed solely for the ERISA purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unitholder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Partnership may actually receive if and when it seeks to liquidate its assets or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Partnership.

Distributions

The Partnership does not make dividend distributions. The Limited Partners of the Partnership are entitled to certain distributions as provided under the Partnership Agreement.

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

Distributions were paid in January 2007 and 2006 from cash generated from 2006 and 2005 operations, respectively. The rates were $0.08 and $0.10 per Unit for each of the aforementioned period. In January 2008, distributions in the amount of $0.05 per Unit were paid from cash generated from 2007 operations.

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

The Partnership conducted a public offering of 12,500,000 Limited Partnership units (“Units”), at a price of $10 per Unit. The offering was terminated in November 1994. During early 1995, the Partnership completed its initial acquisition stage with the investment of the net proceeds from the public offering of Units. Subsequently, throughout the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), the Partnership reinvested cash flow in excess of certain amounts required to be distributed to the Limited Partners and/or utilized its credit facilities to acquire additional equipment.

The Partnership may continue until December 31, 2013. However, pursuant to the guidelines of the Limited Partnership Agreement, the Partnership began to liquidate its assets and distribute the proceeds thereof after the end of the Reinvestment Period which ended in December 2000.

As of December 31, 2007, the Partnership remains in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. The Partnership continues to make distributions on an annual basis.

Capital Resources and Liquidity

The liquidity of the Partnership varies, increasing to the extent cash flows from leases and proceeds from lease asset sales exceed expenses and decreasing as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The primary source of liquidity for the Partnership is its cash flow from a diversified group of lessees for fixed term leases at fixed rental amounts. As the initial lease terms expire, the Partnership will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on the Partnership’s success in re-leasing or selling the equipment as it comes off lease.

Throughout the Reinvestment Period, the Partnership reinvested a portion of lease payments from assets owned in new leasing transactions. Such reinvestment occurred only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to AFS and providing for cash distributions to the Limited Partners.

The Partnership currently has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. AFS envisions no such requirements for operating purposes.

If inflation in the general economy becomes significant, it may affect the Partnership in as much as the residual (resale) values of the Partnership’s leased assets may increase as the costs of similar assets increase. However, the Partnership’s revenues from existing leases would not increase as such rates are generally fixed for the terms of the leases without adjustment for inflation.

If interest rates increase significantly, the lease rates that the Partnership can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates. For detailed information on the Partnership’s debt obligations, see Note 7 to the financial statements, Non-recourse debt, as set forth in Item 7, Financial Statements and Supplementary Data.

Through its term of existence, the Partnership had borrowed $62.5 million of non-recourse debt. As of December 31, 2007, $1.9 million of such non-recourse debt remains unpaid. The Partnership’s long-term borrowings are non-recourse to the Partnership, that is, the only recourse of the lender is to the equipment or corresponding lease acquired with the loan proceeds.

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the second quarter of 1993. See Item 5, Market for Registrants’ Limited partnership Units and Related Matters, for additional information regarding the distributions. At December 31, 2007, the Partnership had no commitments to purchase leased assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new leased assets.

Cash Flows

2007 versus 2006

Operating Activities

The Partnership’s primary source of cash from operations has been rents from operating leases. Additionally, its cash flows are impacted by changes in certain operating assets and liabilities.

Cash provided by operating activities increased by $132 thousand, or 10%, for the year ended December 31, 2007 as compared to 2006. The net increase in cash flow was primarily attributable to improved net operating results as well as increased payments received on accounts receivable offset, in part, by increased payments made against accounts payable and accrued liabilities, and a decline in unearned rents.

Cash flow benefited from a $466 thousand year over year net improvement in operating results that was attributable to increased operating lease revenues and net gains on sales of assets combined with a reduction of costs reimbursed to the General Partner. Similarly, the year over year increase in payments received on accounts receivable resulted in an increase in cash flow totaling $175 thousand.

The aforementioned increases in cash flow was partially offset by decreases of $415 thousand resulting from increased payments made on accounts payable and accrued liabilities, and $131 thousand resulting from a decline in unearned rents. The decrease in accounts payable reflects 2006 accruals related to maintenance costs incurred during the last quarter of 2006 that were paid in early 2007, while the decline in unearned rents reflects increased amortization of prepaid rents.

Investing Activities

Cash provided by investing activities increased by $74 thousand, or 264%, for the year ended December 31, 2007 as compared to 2006. The net increase in cash flow was a result of a $204 thousand decline in cash used to refurbish railcars partially offset by a $130 thousand decrease in proceeds from sales of lease assets. The decline in capitalized costs of refurbishing railcars was primarily due to the timing of improvements made to railcars during 2007 as compared to 2006. Proceeds from sales of lease assets decreased primarily due to the year over year decline in lease terminations, as more assets under leases scheduled for termination were re-leased rather than sold.

Financing Activities

Net cash used in financing activities declined by $260 thousand, or 13%, for the year ended December 31, 2007 as compared to 2006. The decrease in cash used was primarily due to a $311 thousand year over year decline in distributions paid to Limited Partners offset, in part, by a $51 thousand increase in cash used to repay debt.

Results of Operations

On March 19, 1993, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities).

As of December 31, 2007, ninety-five percent (95%) of the Partnership’s operating lease assets (as a percentage of total equipment cost) were leased to lessees in the rail transportation industry.

Cost reimbursements to the General Partner are based on its costs incurred in performing administrative services for the Partnership. These costs are allocated to each managed entity based on certain criteria such as total assets, capital contributed or number of investors depending upon the nature of the cost incurred.

2007 versus 2006

The Partnership had net income of $349 thousand for the year ended December 31, 2007 compared to a net loss of $117 thousand for the year ended December 31, 2006. The results for 2007 reflect an increase in total revenues combined with a decrease in operating expenses when compared to prior year.

Revenues

Total revenues for 2007 increased by $309 thousand, or 11%, as compared to 2006. The increase was primarily comprised of $189 thousand more revenues from operating leases and a $126 thousand greater net gains on sales of assets. The increase in revenues from operating leases was attributable to a stronger market demand during 2007, as compared to 2006, which resulted in higher lease rates on renewing leases. Similarly, the stronger market demand resulted in higher sales proceeds and net gains recognized on assets sold during 2007 as compared to assets sold during 2006.

Expenses

Total expenses for 2007 declined by $157 thousand, or 5%, as compared to 2006. The net decrease in expenses was primarily a result of decreases in cost reimbursements to AFS and Other expense offset, in part, by increases in depreciation and railcar maintenance expenses.

Cost reimbursements to AFS and Other expense decreased by $319 thousand and $113 thousand, respectively, during 2007 when compared to 2006. The decrease in costs reimbursed to AFS was primarily a result of reduced administrative expenses associated with the continued decline in assets under management; while Other expense decreased mainly due to a year over year decline in provision for doubtful accounts, insurance expense and other administrative expenses.

The aforementioned decreases in expenses were partially offset by increases in depreciation and railcar maintenance expenses totaling $189 thousand and $99 thousand, respectively. The increase in depreciation expense was primarily a result of adjustments made to the estimated residual values of certain railcars under fixed-term lease renewals during the year. Maintenance expense increased mostly due to the timing of required repairs in 2007 versus 2006, the aging of the Fund’s lease asset portfolio, and the impact of inflation on maintenance costs.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. The Partnership does not presently anticipate the adoption of SFAS 141R to significantly impact its financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for the Partnership as of January 1, 2008. The Partnership does not presently anticipate the adoption of SFAS 159 to significantly impact its financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which defers the effective date of SFAS No. 157 as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Partnership will adopt SFAS 157 except as it applies to its investment in equipment and leases, and other nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The Fund is in the process of determining the financial impact the partial adoption of SFAS 157 will have on its results of operations and financial position.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Partnership adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a significant effect on the Partnership’s financial position, results of operations or cash flows.

Critical Accounting Policies and Estimates

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

The utilization percentage for leased assets was 100% for each of the years ended December 31, 2007 and 2006: It has been the Partnership’s objective to maintain a 100% utilization rate for all equipment purchased in that year. All equipment transactions were acquired subject to binding lease commitments.

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

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 11 through 25.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners

ATEL Cash Distribution Fund V, L.P.

We have audited the accompanying balance sheet of ATEL Cash Distribution Fund V, L.P. (“Partnership”) as of December 31, 2007, and the related statements of operations, changes in partners’ capital, and cash flows for each of the years in the two-year period ended December 31, 2007. These financial statements are the responsibility of the Partnership’s general partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Cash Distribution Fund V, L.P. as of December 31, 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP

San Francisco, California

March 10, 2008

ATEL CASH DISTRIBUTION FUND V, L.P.

BALANCE SHEET

DECEMBER 31, 2007

(In Thousands)

ASSETS
Cash and cash equivalents	$1,167
Accounts receivable, net of allowance for doubtful accounts of $ 110	393
Prepaid expenses	4
Investments in equipment and leases, net of accumulated depreciation of $ 13,310	7,526

Total assets	$9,090

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accruals:
General Partner	$58
Other	184
Accrued interest payable	8
Non-recourse debt	1,901
Unearned operating lease income	32

Total liabilities	2,183

Commitments and contingencies	—
Partners’ capital:
General Partner	198
Limited Partners	6,709

Total Partners’ capital	6,907

Total liabilities and Partners’ capital	$9,090

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2007 AND 2006

(In Thousands Except for Units and Per Unit Data)

	2007	2006
Revenues:
Leasing activities:
Operating leases	$3,099	$2,910
Gain (loss) on sales of assets	101	(25)
Interest income	42	47
Other	6	7

	3,248	2,939

Expenses:
Depreciation of operating lease assets	1,493	1,304
Cost reimbursements to General Partner	276	595
Professional fees	137	194
Railcar maintenance	399	300
Interest expense	114	150
Equipment and incentive management fees to
General Partner	153	112
Other management fees	104	89
Outside services	176	152
Other	47	160

	2,899	3,056

Net income (loss)	$349	$(117)

Net income (loss):
General Partner	$3	$(1)
Limited Partners	346	(116)

	$349	$(117)

Net income (loss) income per Limited Partnership Unit	$0.03	$(0.01)
Weighted average number of Units outstanding	12,471,600	12,471,600

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

TWO YEARS ENDED DECEMBER 31, 2007

(In Thousands Except for Units and Per Unit Data)

	Limited Partners		General Partner	Total
	Units	Amount
Balance December 31, 2005	12,471,600	$8,660	$196	$8,856
Distributions to Limited Partners ($0.10 per Unit)	—	(1,246)	—	(1,246)
Net loss	—	(116)	(1)	(117)

Balance December 31, 2006	12,471,600	7,298	195	7,493
Distributions to Limited Partners ($0.08 per Unit)	—	(935)	—	(935)
Net income	—	346	3	349

Balance December 31, 2007	12,471,600	$6,709	$198	$6,907

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007 AND 2006

(In Thousands)

	2007	2006
Operating activities:
Net income (loss)	$349	$(117)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Depreciation of operating lease assets	1,493	1,304
(Gain) loss on sales of assets	(101)	25
Provision for (reversal of provision for) doubtful accounts	(29)	27
Changes in operating assets and liabilities:
Accounts receivable	(15)	(190)
Prepaid expenses	36	6
Accounts payable and accruals:
General Partner	(26)	(47)
Affiliates	(72)	72
Other	(163)	129
Accrued interest payable	(3)	(3)
Unearned operating lease income	(63)	68

Net cash provided by operating activities	1,406	1,274

Investing activities:
Proceeds from sales of lease assets	174	304
Improvements of equipment on operating leases	(72)	(276)

Net cash provided by investing activities	102	28

Financing activities:
Repayments of non-recourse debt	(743)	(692)
Distributions to Limited Partners	(935)	(1,246)

Net cash used in financing activities	(1,678)	(1,938)

Net decrease in cash and cash equivalents	(170)	(636)
Cash and cash equivalents at beginning of year	1,337	1,973

Cash and cash equivalents at end of year	$1,167	$1,337

Supplemental disclosures of cash flow information:
Cash paid during the year for taxes	$8	$29

Cash paid during the year for interest	$118	$153

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

The Partnership conducted a public offering of 12,500,000 Limited Partnership Units (“Units”) at a price of $10 per Unit. On March 19, 1993, subscriptions for the minimum number of Units, 120,000, or $1.2 million, had been received. On that date, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). As of November 15, 1994, the Partnership had received and accepted subscriptions for 12,500,000, or $125 million in addition to the Initial Limited Partners’ Units and the offering was terminated. As of December 31, 2007, 12,471,600 Units were issued and outstanding.

The Partnership’s principal objectives have been to invest in a diversified portfolio of equipment that (i) preserves, protects and returns the Partnership’s invested capital; (ii) generates distributions to the partners of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), which ended December 31, 2000; and (iii) provides significant distributions following the Reinvestment Period and until all equipment has been sold. The Partnership is governed by its Limited Partnership Agreement (“Partnership Agreement”).

As of December 31, 2007, the Partnership is in the final stages of its liquidation phase as defined in the Partnership Agreement.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheet as of December 31, 2007, and the related statements of operations, changes in partners’ capital and cash flows for each of the two years in the period ended December 31, 2007 have been prepared in accordance with accounting principles generally accepted in the Unites States (“GAAP”). Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on equity or net income.

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

The Partnership’s chief operating decision makers are the General Partner’s Chief Executive Officer and its Chief Operating Officer. The Partnership believes that its equipment leasing business operates as one reportable segment because: a) the Partnership measures profit and loss at the equipment portfolio level as a whole; b) the chief operating decision makers do not review information based on any operating segment other than the equipment leasing transaction portfolio;

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

Income taxes:

Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. All income and losses of the Partnership are the liability of the individual partners and are allocated to the partners for inclusion in their individual tax returns. Accordingly, the Partnership has provided current income and franchise taxes for only those states which levy taxes on partnerships. Interest and penalties on such taxes are considered to be insignificant. For the years ended December 31, 2007 and 2006 income taxes and franchise taxes totaled $8 thousand and $19 thousand, respectively.

The tax bases of the Partnership’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2007 (in thousands):

Financial statement basis of net assets	$6,907
Tax basis of net assets (unaudited)	17,310

Difference (unaudited)	$(10,403)

The primary differences between the tax basis of the net assets and the amounts recorded in the financial statements are the result of differences in the adjustments related to lease revenues and accounting for depreciation methods used in the financial statements and the Partnership’s tax returns.

The following reconciles the net income (loss) reported in these financial statements to the net income reported on the Partnership’s federal tax return (unaudited) for each of the years ended December 31 (in thousands):

	2007	2006
Net income (loss) per financial statements	$349	$(117)
Tax adjustments (unaudited):
Adjustment to depreciation expense	953	590
Provision for losses and doubtful accounts	(29)	27
Adjustments to lease revenues	(230)	(111)
Gain on sale of assets	71	329
Other	(144)	204

Net income per federal tax return (unaudited)	$970	$922

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Per unit data:

Net income (loss) and distributions per unit are based upon the weighted average number of Limited Partners’ units outstanding during the period.

Recent accounting pronouncements:

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. The Partnership does not presently anticipate the adoption of SFAS 141R to significantly impact its financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for the Partnership as of January 1, 2008. The Partnership does not presently anticipate the adoption of SFAS 159 to significantly impact its financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which defers the effective date of SFAS No. 157 as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Partnership will adopt SFAS 157 except as it applies to its investment in equipment and leases, and other nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The Fund is in the process of determining the financial impact the partial adoption of SFAS 157 will have on its results of operations and financial position.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Partnership adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a significant effect on the Partnership’s financial position, results of operations or cash flows.

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

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

3. Concentration of credit risk and major customers (continued):

As of December 31, 2007, 95% of the Partnership’s operating lease assets (as a percentage of total equipment cost) were leased to lessees in the rail transportation industry.

During 2007, three customers comprised 68% of the Partnership’s revenues from leases. During 2006, four customers comprised 75% of the Partnership’s revenues from leases.

4. Allowance for doubtful accounts:

Activities on the allowance for doubtful accounts are as follows (in thousands):

Allowance for doubtful accounts
Balance January 1, 2006	$111
Provision	27

Balance December 31, 2006	138
Adjustments to provision	(28)

Balance December 31, 2007	$110

5. Investments in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2006	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2007
Net investment in operating leases	$9,001	$6	$(1,490)	$7,517
Assets held for sale or lease, net of accumulated depreciation of $26 in 2007 and $52 in 2006	19	(7)	(3)	9

Total	$9,020	$(1)	$(1,493)	$7,526

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of these reviews, management determined that no impairment losses existed in either 2007 or 2006. Depreciation expense on property subject to operating leases and property held for lease or sale was $1.5 million and $1.3 million for 2007 and 2006, respectively.

All of equipment on lease was acquired in the years 1993 through 2004.

Operating leases:

Investment in operating lease equipment, net consists of the following (in thousands):

	Balance December 31, 2006	Additions	Reclassifications or Dispositions	Balance December 31, 2007
Transportation, rail	$20,185	$72	$(104)	$20,153
Containers	874	—	(226)	648

	21,059	72	(330)	20,801
Less accumulated depreciation	(12,058)	(1,490)	264	(13,284)

Total	$9,001	$(1,418)	$(66)	$7,517

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

5. Investments in equipment and leases, net (continued):

At December 31, 2007, the aggregate amounts of future minimum lease payments under operating leases are as follows (in thousands):

Operating Leases
Year ending December 31, 2008	$2,825
2009	2,420
2010	1,504
2011	675
2012	158

$7,582

The Partnership utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows (in years):

Equipment category	Useful Life
Transportation, rail	30 - 35
Containers	7 - 10

6. Related party transactions:

The terms of the Partnership Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Partnership.

The Partnership Agreement allows for the reimbursement of costs incurred by AFS in providing administrative services to the Partnership. Administrative services provided include Partnership accounting, investor relations, legal counsel and lease and equipment documentation. AFS is not reimbursed for services whereby it is entitled to receive a separate fee as compensation for such services, such as acquisition and disposition of equipment. Reimbursable costs incurred by AFS are allocated to the Partnership based upon estimated time incurred by employees working on Partnership business and an allocation of rent and other costs based on utilization studies. The Partnership is contingently liable for certain future costs to be incurred by AFS to manage the administrative services provided to the Partnership.

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

Cost reimbursements to the General Partner are based on its costs incurred in performing administrative services for the Partnership. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon depending upon the type of cost incurred.

Incentive management fees are computed as 5% of distributions of cash from operations, as defined in the Partnership Agreement and equipment management fees are computed as 5% of gross revenues from operating leases, as defined in the Partnership Agreement plus 2% of gross revenues from full payout leases, as defined in the Partnership Agreement.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

6. Related party transactions (continued):

AFS and/or affiliates earned fees, commissions and reimbursements pursuant to the Partnership Agreement as follows during the year ended December 31, 2007 and 2006 (in thousands):

	2007	2006
Cost reimbursements to General Partner	$276	$595
Equipment and incentive management fees to General Partner	153	112

	$429	$707

7. Non-recourse debt:

At December 31, 2007, non-recourse debt consists of a note payable to a financial institution. The note is due in monthly installments. Interest on the note is at a fixed rate of 5.0%. The note is secured by assignments of lease payments and pledges of assets. At December 31, 2007, the carrying value of the pledged assets is approximately $2.5 million. The note matures in 2010.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ended December 31, 2008	$759	$78	$837
2009	798	39	837
2010	344	4	348

	$1,901	$121	$2,022

8. Commitments:

At December 31, 2007, the Partnership had no commitments to purchase lease assets.

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

10. Partners’ capital:

As of December 31, 2007, 12,471,600 Units were issued and outstanding (including the Units issued to the Initial Limited Partners). The Partnership was authorized to issue up to 12,500,000 Units of Limited Partnership interest in addition to those issued to the Initial Limited Partners.

As defined in the Partnership Agreement, the Partnership’s Net Profits, Net Losses, and Distributions are to be allocated 99% to the Limited Partners and 1% to AFS.

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

Third, AFS will receive as Incentive Management Compensation, the following:

(A)	10% of remaining Cash from Operations and

(B)	15% of remaining Cash from Sales or Refinancing; and

Fourth, the balance to the Limited Partners.

Distributions to Limited Partners were as follows (in thousands except Units and per Unit data):

	2007	2006
Distributions declared	$935	$1,246
Weighted average number of Units outstanding	12,471,600	12,471,600

Weighted average distributions per Unit	$0.08	$0.10

11. Fair value of financial instruments:

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments.” Fair value estimates, methods and assumptions, set forth below for the Partnership’s financial instruments, are made solely to comply with the requirements of Statement No. 107 and should be read in conjunction with the Partnership’s financial statements and related notes.

The Partnership has determined the estimated fair value amounts by using market information and valuation methodologies that it considers appropriate. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Partnership could realize or has realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For all of these reasons, the aggregation of the fair values presented herein does not represent, and should not be construed to represent, their underlying value.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

11. Fair value of financial instruments (continued):

Cash and cash equivalents, and other liquid accounts:

The recorded amounts of the Partnership’s cash and cash equivalents, accounts receivable, accounts payable and accruals at December 31, 2007 approximate fair value because of the liquidity and short-term maturity of these instruments.

Non-recourse debt:

The fair value of the Partnership’s non-recourse debt is estimated using discounted cash flow analysis, based upon an estimate of the Partnership’s current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Partnership’s non-recourse debt at December 31, 2007 is as follows (in thousands):

	Carrying Amount	Estimated Fair Value
Non-recourse debt	$1,901	$1,927

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 8A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Partnership’s General Partner’s Chief Executive Officer, and Executive Vice President and Chief Financial Officer and Chief Operating Officer (“Management”), evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on the evaluation of the Partnership’s disclosure controls and procedures, the Chief Executive Officer and Executive Vice President and Chief Financial Officer and Chief Operating Officer concluded that as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective.

The Partnership does not control the financial reporting process, and is solely dependent on the Management of the General Partner, who is responsible for providing the Partnership with financial statements in accordance with generally accepted accounting principles in the United States. The General Partner’s disclosure controls and procedures were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Management’s Report on Internal Control over Financial Reporting

The Management of the General Partner is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Partnership, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2007. The internal control process of the General Partner, as is applicable to the Partnership, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

(1)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that the Partnership’s receipts and expenditures are being made only in accordance with authorization of the Management of the General Partner; and

(2)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

All internal control processes, no matter how well designed, have inherent limitations. Therefore, even those processes determined to be effective can provide only reasonable assurance with respect to the reliability of financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management of the General Partner assessed the effectiveness of its internal control over financial reporting, as is applicable to the Partnership, as of December 31, 2007. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the General Partner concluded that the General Partner’s internal control over financial reporting, as is applicable to the Partnership, was effective as of December 31, 2007.

The Partnership is a “non-accelerated filer” for the 2007 fiscal year. Accordingly, the Partnership’s independent registered public accounting firm is not currently required to issue an audit report on the Partnership’s internal control over financial reporting.

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as is applicable to the Partnership, during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as is applicable to the Partnership.

PART III

Item 9.	DIRECTORS AND EXECUTIVE OFFICERS

The registrant is a Limited Partnership and, therefore, has no officers or directors.

All of the outstanding capital stock of ATEL Financial Services, LLC (the General Partner) is held by ATEL Capital Group (“ACG”), a holding Partnership formed to control ATEL and affiliated companies. The outstanding voting capital stock of ATEL Capital Group is owned 100% by Dean L. Cash.

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

The officers and directors of ATEL Capital Group and its affiliates are as follows:

Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (General Partner)

Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (General Partner)

Vasco H. Morais	Executive Vice President, Secretary and General Counsel of ATEL Financial Services, LLC (General Partner)

Dean L. Cash, age 57, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

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

Vasco H. Morais, age 49, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5, the Partnership is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2007.

Code of Ethics

A Code of Ethics that is applicable to the Partnership, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its General Partner, ATEL Financial Services, LLC, or persons acting in such capacity on behalf of the Partnership, is included as Exhibit 14.1 to this report.

Item 10.	EXECUTIVE COMPENSATION

The registrant is a Limited Partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its Affiliates. The amount of such remuneration paid for the years ended December 31, 2007 and 2006 is set forth in Item 7 of this report under the caption “Financial Statements and Supplementary Data — Notes to the Financial Statements — Related party transactions,” at Note 6 thereof, which information is hereby incorporated by reference.

Acquisition Fees

Acquisition fees were paid to AFS for services rendered in finding, reviewing and evaluating equipment to be purchased by the Partnership and rejecting equipment not to be purchased by the Partnership. The total amount of acquisition fees to be paid to AFS or their Affiliates was not to exceed 3.5% of the aggregate purchase price of equipment acquired, not to exceed approximately 4.75% of the Gross Proceeds of the Offering.

The maximum amount of such fees to be paid was $5.9 million, all of which had been paid as of December 31, 1996. No such fees have been paid subsequent to that date.

Equipment Management Fees

As compensation for its services rendered generally in managing or supervising the management of the Partnership’s equipment and in supervising other ongoing services and activities including, among others, arranging for necessary maintenance and repair of equipment, collecting revenue, paying operating expenses, determining the equipment is being used in accordance with all operative contractual arrangements, property and sales tax monitoring and preparation of financial data, AFS or its affiliates are entitled to receive management fees which are payable for each fiscal quarter and are to be in an amount equal to (i) 5% of the gross lease revenues from “operating” leases and (ii) 2% of gross lease revenues from “full payout” leases which contain net lease provisions. See Note 6 to the financial statements included at Item 7, Financial Statements and Supplementary Data, of this report for amounts paid.

Incentive Management Fees

As compensation for its services rendered in establishing and maintaining the composition of the Partnership’s equipment portfolio and its acquisition and debt strategies and supervising fund administration including supervising the preparation of reports and maintenance of financial and operating data of the Partnership, Securities and Exchange Commission and Internal Revenue Service filings, returns and reports, AFS is entitled to receive the Partnership management fee which shall be payable for each fiscal quarter and shall be an amount equal to 5% of distributions of cash from operations until such time as the Limited Partners have received aggregate distributions of cash from operations in an amount equal to their original invested capital plus a 10% per annum return on their average adjusted invested capital (as defined in the

Partnership Agreement). Thereafter, the incentive management fee shall be 15% of all distributions of cash from operations, sales or refinancing. See Note 6 to the financial statements included at Item 7, Financial Statements and Supplementary Data, of this report for amounts paid.

Equipment Resale Fees

As compensation for services rendered in connection with the sale of equipment, AFS is entitled to receive an amount equal to the lesser of (i) 3% of the sales price of the equipment, or (ii) one-half the normal competitive equipment sales commission charged by unaffiliated parties for such services. Such fee is payable only after the Limited Partners have received a return of their adjusted invested capital (as defined in the Partnership Agreement) plus 10% of their adjusted invested capital per annum calculated on a cumulative basis, compounded daily, commencing the last day of the quarter in which the limited partner was admitted to the Partnership. To date, none have been accrued or paid.

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

General Partner’s Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 99% to the Limited Partners and 1% to AFS. See the statements of operations included in Item 7, Financial Statements and Supplementary Data, of this report for the amounts allocated to the General and Limited Partners in 2007 and 2006.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2007, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The parent of AFS is the beneficial owner of Limited Partnership Units as follows:

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Limited Partnership Units	Dean Cash	Initial Limited Partner Units	0.0002%

	600 California Street, 6th Floor	25 Units ($250)

	San Francisco, CA 94108	(owned by wife)

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

Item 13.	EXHIBITS

(a)	Exhibits

Exhibit Number	Description	Reference to Prior Filing or Exhibit Number Attached Hereto

3	Articles of Incorporation Bylaws	3a
4	Instruments defining the rights of security holders, including indentures	3a
14	Code of Ethics	14.1
31	Certification of Dean L. Cash pursuant to Rules 13a-14(a) and 15d-14(a)	31.1
31	Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a) and 15d-14(a)	31.2
32	Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350	32.1
32	Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350	32.2

3a	Agreement of Limited Partnership, included as exhibit B to the Prospectus filed as exhibit 28.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 33-53162), is hereby incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the most recent two years, the Partnership incurred audit fees with its principal auditors as follows (in thousands):

	2007	2006
Audit fees	$24	$23

	$24	$23

Audit fees consist of the aggregate fees and expenses billed in connection with the audit of the Partnership’s annual financial statements (including activities relating to the evaluation of its internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act) and the review of the financial statements included in the Partnership’s quarterly reports on Form 10-Q.

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

Date: March 10, 2008

ATEL Cash Distribution Fund V, L.P.

(Registrant)

By:	ATEL Financial Services, LLC
General Partner of Registrant

By:	/s/ Dean L. Cash
Dean L. Cash,
President and Chief Executive Officer of ATEL Financial Services, LLC (General Partner)

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi,
Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (General Partner)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (General Partner)	March 10, 2008

/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (General Partner)	March 10, 2008

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-KSB, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.