Form 10-Q
period 2008-03-31
ATEL CASH DISTRIBUTION FUND V L P
filed 2008-05-13
CIK 892875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2008

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The number of Limited Partnership Units outstanding as of April 30, 2008 was 12,471,600.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CASH DISTRIBUTION FUND V, L.P.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL CASH DISTRIBUTION FUND V, L.P.

BALANCE SHEETS

MARCH 31, 2008 AND DECEMBER 31, 2007

(In Thousands)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$952	$1,167
Accounts receivable, net of allowance for doubtful accounts of $110 at March 31, 2008 and December 31, 2007	331	393
Prepaid expenses	2	4
Investments in equipment and leases, net of accumulated depreciation of $13,592 at March 31, 2008 and $13,310 at December 31, 2007	7,125	7,526

Total assets	$8,410	$9,090

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable and accruals:
General Partner	$113	$58
Due to affiliates	1	—
Other	212	184
Accrued interest payable	7	8
Non-recourse debt	1,714	1,901
Unearned operating lease income	112	32

Total liabilities	2,159	2,183

Commitments and contingencies

Partners’ capital:
General Partner	198	198
Limited Partners	6,053	6,709

Total Partners’ capital	6,251	6,907

Total liabilities and Partners’ capital	$8,410	$9,090

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED

MARCH 31, 2008 AND 2007

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three months ended March 31,
	2008	2007
Revenues:
Leasing activities:
Operating leases	$750	$773
Gain on sales of assets, net	44	25
Interest income	7	9
Other	—	4

	801	811

Expenses:
Depreciation of operating lease assets	375	383
Cost reimbursements to General Partner	144	45
Professional fees	65	90
Railcar maintenance	123	94
Interest expense	22	33
Equipment and incentive management fees to General Partner	35	28
Other management fees	22	23
Outside services	24	57
Other	23	(6)

	833	747

Net (loss) income	$(32)	$64

Net (loss) income:
General Partner	$—	$1
Limited Partners	(32)	63

	$(32)	$64

Net (loss) income per Limited Partnership Unit	$(0.00)	$0.01
Weighted average number of Units outstanding	12,471,600	12,471,600

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2007

AND FOR THE THREE MONTHS

ENDED MARCH 31, 2008

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Limited Partners		General Partner	Total
	Units	Amount
Balance December 31, 2006	12,471,600	$7,298	$195	$7,493
Distributions to Limited Partners ($0.08 per Unit)	—	(935)	—	(935)
Net income	—	346	3	349

Balance December 31, 2007	12,471,600	6,709	198	6,907
Distributions to Limited Partners ($0.05 per Unit)	—	(624)	—	(624)
Net loss	—	(32)	—	(32)

Balance March 31, 2008	12,471,600	$6,053	$198	$6,251

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED

MARCH 31, 2008 AND 2007

(In Thousands)

(Unaudited)

	Three months ended March 31,
	2008	2007
Operating activities:
Net (loss) income	$(32)	$64
Adjustment to reconcile net (loss) income to cash provided by operating activities:
Depreciation of operating lease assets	375	383
Gain on sales of assets, net	(44)	(25)
Reversal of provision for doubtful accounts	—	(27)
Changes in operating assets and liabilities:
Accounts receivable	62	13
Prepaid expenses	2	18
Accounts payable and accruals:
General Partner	55	(51)
Affiliates	1	(72)
Other	28	125
Accrued interest payable	(1)	(1)
Unearned operating lease income	80	2

Net cash provided by operating activities	526	429

Investing activities:
Proceeds from sales of lease assets	70	48
Improvements of equipment on operating leases	—	(24)

Net cash provided by investing activities	70	24

Financing activities:
Repayments of non-recourse debt	(187)	(199)
Distributions to Limited Partners	(624)	(935)

Net cash used in financing activities	(811)	(1,134)

Net decrease in cash and cash equivalents	(215)	(681)
Cash and cash equivalents at beginning of period	1,167	1,337

Cash and cash equivalents at end of period	$952	$656

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$23	$34

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

The Partnership conducted a public offering of 12,500,000 Limited Partnership Units (“Units”) at a price of $10 per Unit. On March 19, 1993, subscriptions for the minimum number of Units, 120,000, or $1.2 million, had been received. On that date, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). As of November 15, 1994, the Partnership had received and accepted subscriptions for 12,500,000, or $125 million in addition to the Initial Limited Partners’ Units and the offering was terminated. As of March 31, 2008, 12,471,600 Units were issued and outstanding.

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

As of March 31, 2008, the Partnership is in the final stages of its liquidation phase as defined in the Partnership Agreement.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results for the year ending December 31, 2008.

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

The primary geographic regions in which the Partnership sought leasing opportunities were North America and Europe. Currently, 100% of the Partnership’s operating revenues are from customers domiciled in North America.

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

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Recent accounting pronouncements:

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. The Partnership does not presently anticipate the adoption of SFAS 141R to significantly impact its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. The Partnership adopted the provisions of SFAS 159 on January 1, 2008. The adoption of SFAS 159 did not have a significant effect on the Partnership’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which defers the effective date of SFAS 157 as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. On January 1, 2008, the Partnership adopted the provisions of SFAS 157 except as it applied to its investment in equipment and leases, and other nonfinancial assets and nonfinancial liabilities as noted in FSP No. 157-2. The partial adoption of SFAS 157 did not have a significant effect on the Partnership’s financial position, results of operations or cash flows.

3. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2007	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2008
Net investment in operating leases	$7,517	$(27)	$(374)	$7,116
Assets held for sale or lease, net of accumulated depreciation of $26 at March 31, 2008 and December 31, 2007	9	1	(1)	9

Total	$7,526	$(26)	$(375)	$7,125

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net (continued):

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for sale or lease. As a result of these reviews, management determined that no impairment losses existed in the three month periods ended March 31, 2008 and 2007. Depreciation expense on property subject to operating leases and property held for lease or sale was $375 thousand and $383 thousand for the three months ended March 31, 2008 and 2007, respectively.

All of the leased property was acquired in the years 1993 through 2004.

Operating leases:

Equipment on operating leases consists of the following (in thousands):

	Balance December 31, 2007	Additions	Reclassifications or Dispositions	Balance March 31, 2008
Transportation, rail	$20,153	$—	$(71)	$20,082
Containers	648	—	(48)	600

	20,801	—	(119)	20,682
Less accumulated depreciation	(13,284)	(374)	92	(13,566)

Total	$7,517	$(374)	$(27)	$7,116

At March 31, 2008, the aggregate amounts of future minimum lease payments under operating leases are as follows (in thousands):

Operating Leases
Nine months ending December 31, 2008	$2,080
Year ending December 31, 2009	2,348
2010	1,373
2011	672
2012	155

$6,628

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

During the three month periods ended March 31, 2008 and 2007, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement, as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Cost reimbursements to General Partner	$144	$45
Equipment and incentive management fees to General Partner	35	28

	$179	$73

5. Non-recourse debt:

At March 31, 2008, non-recourse debt consists of a note payable to a financial institution. The note is due in monthly installments. Interest on the note is at a fixed rate of 5.0%. The note is secured by assignments of lease payments and pledges of assets. At March 31, 2008, the carrying value of the pledged assets was approximately $2.3 million. The note matures in 2010.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

5. Non-recourse debt (continued):

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2008	$572	$55	$627
Year ended December 31, 2009	798	39	837
2010	344	4	348

	$1,714	$98	$1,812

6. Commitments:

As of March 31, 2008, the Partnership had no commitments to purchase lease assets.

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

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

8. Partners’ Capital:

As of March 31, 2008, 12,471,600 Units were issued and outstanding (including the 50 Units issued to the Initial Limited Partners).

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

Third, AFS will receive as Incentive Management Compensation, the following:

(A)	10% of remaining Cash from Operations and

(B)	15% of remaining Cash from Sales or Refinancing; and

Fourth, the balance to the Limited Partners.

Distributions to the Limited Partners were as follows (in thousands except units and per unit data):

	Three Months Ended March 31,
	2008	2007
Distributions	$624	$935
Weighted average number of Units outstanding	12,471,600	12,471,600

Weighted average distributions per Unit	$0.05	$0.08

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (“MD&A”) and elsewhere in this Form 10-Q, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, economic recession and changes in general economic conditions, including, fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Partnership’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Partnership’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to these forward- looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, other than as required by law.

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

As of March 31, 2008, the Partnership remains in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. The Partnership continues to make distributions on an annual basis.

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

Throughout the Reinvestment Period, the Partnership reinvested a portion of lease payments from assets owned in new leasing transactions. Such reinvestment occurred only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to AFS, and providing for cash distributions to the Limited Partners.

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

The Partnership’s long-term borrowings are generally non-recourse to the Partnership, that is, the only recourse of the lender is to the equipment or corresponding lease acquired with the loan proceeds. Through its term of existence, the Partnership had borrowed $62.5 million of non-recourse debt. As of March 31, 2008, $1.7 million of such non-recourse debt remains unpaid. AFS does not anticipate any future non-recourse borrowings on behalf of the Partnership.

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the second quarter of 1993. At March 31, 2008, the Partnership had no commitments to purchase leased assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new leased assets.

Cash Flows

The three months ended March 31, 2008 versus the three months ended March 31, 2007

Operating Activities

The Partnership’s primary source of cash from operations has been rents from operating leases. Additionally, its cash flows are impacted by changes in certain operating assets and liabilities. Cash provided by operating activities increased by $97 thousand, or 23%, for the first quarter of 2008 as compared to the first quarter of 2007. The net increase in cash flow was primarily attributable to increased levels of accounts payable and accrued liabilities, and unearned rents received offset, in part, by the period over period drop in net operating results.

Cash flow benefited from a $78 thousand period over period increase in unearned rents primarily as a result of a $71 thousand prepayment of railcar rents received from a major lessee. Similarly, cash flow benefited from an $82 thousand increase in accounts payable and accrued liabilities primarily as a result of quarter-end accruals related to invoice payables to AFS and affiliates.

The aforementioned increases in cash flow were partially offset by a decrease of $96 thousand resulting from the period over period decline in net operating results. The decline in net operating results was mainly attributable to increased operating expenses.

Investing Activities

Cash provided by investing activities increased by $46 thousand, or 192%, for the first quarter of 2008 as compared to the first quarter of 2007. The net increase in cash flow was a result of a $24 thousand decline in cash used to refurbish railcars combined with a $22 thousand increase in proceeds from sales of lease assets. The decline in capitalized costs of refurbishing railcars was primarily due to the timing of improvements made to railcars during the first quarter of 2008 as compared to the first quarter of 2007. The increase in proceeds from sales of lease assets was mainly due to stronger market demand for the types of assets sold during the first quarter of 2008, as compared to the first quarter of 2007.

Financing Activities

Net cash used in financing activities declined by $323 thousand, or 28%, for the first quarter of 2008 as compared to the first quarter of 2007. The decrease in cash used was primarily due to a $311 thousand period over period decline in distributions paid to Limited Partners. The distributions were based on cash available net of any short-term payables and reserves as determined by the General Partner.

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

The three months ended March 31, 2008 versus the three months ended March 31, 2007

The Partnership had a net loss of $32 thousand for the first quarter of 2008 compared to net income of $64 thousand for the first quarter of 2007. The results for the first quarter of 2008 reflect a decrease in total revenues combined with an increase in operating expenses when compared to the first quarter of 2007.

Revenues

Total revenues for the first quarter of 2008 decreased by $10 thousand, or 1%, as compared to the first quarter of 2007. The slight decrease was primarily a result of a $23 thousand decline in revenues from operating leases offset, in part, by a $19 thousand increase in net gains on sales of lease assets. The decrease in revenues from operating leases was primarily attributable to run-off and dispositions of lease assets. The increase in net gains on sales of lease assets was mainly due to stronger market demand for the types of assets sold during the first quarter of 2008, as compared to the first quarter of 2007.

Expenses

Total expenses for the first quarter of 2008 increased by $86 thousand, or 12%, as compared to the first quarter of 2007. The net increase in expenses was primarily a result of increases in cost reimbursements to AFS, railcar maintenance and other expenses offset, in part, by decreases in outside services expense and professional fees.

Costs reimbursed to AFS, railcar maintenance and other expenses increased by $99 thousand, $29 thousand and $29 thousand, respectively. The increase in costs reimbursed to AFS was primarily a result of a fine-tuning of cost allocation methodologies employed by the General Partner which resulted in higher costs allocated to the Fund. The modification of cost allocation methodologies is intended to ensure that Fund management costs are allocated appropriately. This process is continuous and is evaluated, analyzed and modified as necessary. Railcar maintenance expense increased mostly due to the timing of required repairs in the first quarter of 2008 versus first quarter of 2007, the aging of the Fund’s lease asset portfolio, and the impact of inflation on maintenance costs. Other expenses increased mainly due to a period over period increase in the provision for doubtful accounts.

The aforementioned increases in expenses were partially offset by decreases in outside services expense and professional fees totaling $33 thousand and $25 thousand, respectively. Outside services expense and professional fees decreased primarily due to the elimination of costs associated with the audit and restatement of the Partnership’s prior year financial statements, which were largely completed during the second quarter of 2007.

Item 4.	Controls and procedures.

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

The Partnership does not control the financial reporting process, and is solely dependent on the Management of the General Partner, who is responsible for providing the Partnership with financial statements in accordance with generally accepted accounting principles in the United States. The General Partner’s disclosure controls and procedures, as is applicable to the Partnership, were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as is applicable to the Partnership, during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as is applicable to the Partnership.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Partnership. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Partnership’s financial position or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission Of Matters To A Vote Of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Documents filed as a part of this report:

1.	Financial Statement Schedules

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

Date: May 12, 2008

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