Form 10-Q
period 2008-06-30
ATEL CASH DISTRIBUTION FUND V L P
filed 2008-08-07
CIK 892875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2008

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

The number of Limited Partnership Units outstanding as of July 31, 2008 was 12,471,600.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CASH DISTRIBUTION FUND V, L.P.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL CASH DISTRIBUTION FUND V, L.P.

BALANCE SHEETS

JUNE 30, 2008 AND DECEMBER 31, 2007

(In Thousands)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,140	$1,167
Accounts receivable, net of allowance for doubtful accounts of $110 at June 30, 2008 and December 31, 2007	221	393
Prepaid expenses	—	4
Investments in equipment and leases, net of accumulated depreciation of $13,920 at June 30, 2008 and $13,310 at December 31, 2007	6,727	7,526

Total assets	$8,088	$9,090

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$55	$58
Due to affiliates	1	—
Other	134	184
Accrued interest payable	6	8
Non-recourse debt	1,526	1,901
Unearned operating lease income	34	32

Total liabilities	1,756	2,183

Commitments and contingencies
Partners’ capital:
General Partner	199	198
Limited Partners	6,133	6,709

Total Partners’ capital	6,332	6,907

Total liabilities and Partners’ capital	$8,088	$9,090

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2008 AND 2007

(In Thousands, Except for Units and Per Unit Data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues:
Leasing activities:
Operating leases	$785	$771	$1,535	$1,544
Gain on sales of assets	24	48	68	73
Interest income	5	10	12	19
Other	29	2	29	6

Total revenues	843	831	1,644	1,642
Expenses:
Depreciation of operating lease assets	390	375	765	758
Cost reimbursements to General Partner	133	46	277	91
Professional fees	29	23	94	113
Railcar maintenance	108	96	231	190
Interest expense	20	29	42	62
Equipment and incentive management fees to General Partner	36	27	71	55
Other management fees	7	28	29	51
Outside services	30	52	54	109
Other	9	26	32	20

Total expenses	762	702	1,595	1,449

Net income	$81	$129	$49	$193

Net income:
General Partner	$1	$1	$1	$2
Limited Partners	80	128	48	191

	$81	$129	$49	$193

Net income per Limited Partnership Unit	$0.01	$0.01	$0.00	$0.02
Weighted average number of Units outstanding	12,471,600	12,471,600	12,471,600	12,471,600

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2007

AND FOR THE SIX MONTHS

ENDED JUNE 30, 2008

(In Thousands, Except for Units and Per Unit Data)

(Unaudited)

	Limited Partners		General Partner
	Units	Amount		Total
Balance December 31, 2006	12,471,600	$7,298	$195	$7,493
Distributions to Limited Partners ($0.08 per Unit)	—	(935)	—	(935)
Net income	—	346	3	349

Balance December 31, 2007	12,471,600	6,709	198	6,907
Distributions to Limited Partners ($0.05 per Unit)	—	(624)	—	(624)
Net income	—	48	1	49

Balance June 30, 2008	12,471,600	$6,133	$199	$6,332

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2008 AND 2007

(In Thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Operating activities:
Net income	$81	$129	$49	$193
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation of operating lease assets	390	375	765	758
Gain on sales of assets	(24)	(48)	(68)	(73)
Reversal of provision for doubtful accounts	—	(2)	—	(29)
Changes in operating assets and liabilities:
Accounts receivable	110	111	172	124
Prepaid expenses	2	19	4	37
Accounts payable and accruals:
General Partner	(58)	16	(3)	(35)
Affiliates	—	—	1	(72)
Other	(78)	(220)	(50)	(94)
Accrued interest payable	(1)	(1)	(2)	(2)
Unearned operating lease income	(78)	(87)	2	(86)

Net cash provided by operating activities	344	292	870	721

Investing activities:
Proceeds from sales of lease assets	32	80	102	128
Improvements of equipment on operating leases	—	—	—	(24)

Net cash provided by investing activities	32	80	102	104

Financing activities:
Repayments of non-recourse debt	(188)	(179)	(375)	(378)
Distributions to Limited Partners	—	—	(624)	(935)

Net cash used in financing activities	(188)	(179)	(999)	(1,313)

Net increase (decrease) in cash and cash equivalents	188	193	(27)	(488)
Cash and cash equivalents at beginning of period	952	656	1,167	1,337

Cash and cash equivalents at end of period	$1,140	$849	$1,140	$849

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$5	$7	$5	$7

Cash paid during the period for interest	$21	$30	$44	$64

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

The Partnership conducted a public offering of 12,500,000 Limited Partnership Units (“Units”) at a price of $10 per Unit. On March 19, 1993, subscriptions for the minimum number of Units, 120,000, or $1.2 million, had been received. On that date, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). As of November 15, 1994, the Partnership had received and accepted subscriptions for 12,500,000, or $125 million in addition to the Initial Limited Partners’ Units and the offering was terminated. As of June 30, 2008, 12,471,600 Units were issued and outstanding.

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

As of June 30, 2008, the Partnership is in the final stages of its liquidation phase as defined in the Partnership Agreement.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results for the year ending December 31, 2008.

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

The Partnership’s principal decision makers are the General Partner’s Chief Executive Officer and its Chief Operating Officer. The Partnership believes that its equipment leasing business operates as one reportable segment because: a) the Partnership measures profit and loss at the equipment portfolio level as a whole; b) the chief operating decision makers do not review information based on any operating segment other than the equipment leasing transaction portfolio; c) the Partnership does not maintain discrete financial information on any specific segment other than its equipment financing operations; d) the Partnership has not chosen to organize its business around different products and services other than equipment lease financing; and e) the Partnership has not chosen to organize its business around geographic areas.

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

3. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2007	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2008
Net investment in operating leases	$7,517	$(35)	$(764)	$6,718
Assets held for sale or lease, net of accumulated depreciation of $26 at June 30, 2008 and December 31, 2007	9	1	(1)	9

Total	$7,526	$(34)	$(765)	$6,727

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for sale or lease. As a result of these reviews, management determined that no impairment losses existed in the three and six month periods ended June 30, 2008 and 2007. Depreciation expense on property subject to operating leases and property held for lease or sale was $390 thousand and $375 thousand for the respective three months ended June 30, 2008 and 2007, and $765 thousand and $758 thousand for the respective six months ended June 30, 2008 and 2007.

All of the leased property was acquired in the years 1993 through 2004.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net (continued):

Operating leases:

Equipment on operating leases consists of the following (in thousands):

	Balance December 31, 2007	Additions	Reclassifications or Dispositions	Balance June 30, 2008
Transportation, rail	$20,153	$—	$(71)	$20,082
Containers	648	—	(118)	530

	20,801	—	(189)	20,612
Less accumulated depreciation	(13,284)	(764)	154	(13,894)

Total	$7,517	$(764)	$(35)	$6,718

At June 30, 2008, the aggregate amounts of future minimum lease payments under operating leases are as follows (in thousands):

Operating Leases
Six months ending December 31, 2008	$1,339
Year ending December 31, 2009	2,348
2010	1,373
2011	672
2012	155

$5,887

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

During the three- and six-month periods ended June 30, 2008 and 2007, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost reimbursements to General Partner	$133	$46	$277	$91
Equipment and incentive management fees to General Partner	36	27	71	55

	$169	$73	$348	$146

5. Non-recourse debt:

At June 30, 2008, non-recourse debt consists of a note payable to a financial institution. The note is due in monthly installments. Interest on the note is at a fixed rate of 5.0%. The note is secured by assignments of lease payments and pledges of assets. At June 30, 2008, the carrying value of the pledged assets was approximately $2.2 million. The note matures in 2010.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2008	$384	$34	$418
Year ended December 31, 2009	798	39	837
2010	344	4	348

	$1,526	$77	$1,603

6. Guarantees:

The Partnership enters into contracts that contain a variety of indemnifications. The Partnership’s maximum exposure under these arrangements is unknown. However, the Partnership has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

In the normal course of business, the Partnership enters into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, management contracts, loan agreements, credit lines and other debt facilities. It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

6. Guarantees (continued):

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

7. Partners’ Capital:

As of June 30, 2008, 12,471,600 Units were issued and outstanding (including the 50 Units issued to the Initial Limited Partners).

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

Third, AFS will receive as Incentive Management Compensation, the following:

(A)	10% of remaining Cash from Operations and

(B)	15% of remaining Cash from Sales or Refinancing; and

Fourth, the balance to the Limited Partners.

Distributions to the Limited Partners were as follows (in thousands, except for Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Distributions	$—	$—	$624	$935
Weighted average number of Units outstanding	12,471,600	12,471,600	12,471,600	12,471,600

Weighted average distributions per Unit	$—	$—	$0.05	$0.08

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As of June 30, 2008, the Partnership remains in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. The Partnership continues to generally make distributions on an annual basis or at the discretion of the General Partner.

Capital Resources and Liquidity

The liquidity of the Partnership varies, increasing to the extent cash flows from leases and proceeds from lease asset sales exceed expenses and decreasing as distributions are made to the Limited Partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The primary source of liquidity for the Partnership has been its cash flow from a diversified group of lessees for fixed term leases at fixed rental amounts. As the initial lease terms have expired, the Partnership ventured to re-lease or sell the equipment. Future liquidity will depend on the Partnership’s success in remarketing or selling the equipment as it comes off rental.

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

The Partnership’s long-term borrowings are generally non-recourse to the Partnership, that is, the only recourse of the lender is to the equipment or corresponding lease acquired with the loan proceeds. Through its term of existence, the Partnership had borrowed $62.5 million of non-recourse debt. As of June 30, 2008, $1.5 million of such non-recourse debt remains unpaid. AFS does not anticipate any future non-recourse borrowings on behalf of the Partnership.

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the second quarter of 1993. At June 30, 2008, the Partnership had no commitments to purchase leased assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new leased assets.

Cash Flows

The three months ended June 30, 2008 versus the three months ended June 30, 2007

Operating Activities

The Partnership’s primary source of cash from operations has been rents from operating leases. Additionally, its cash flows are impacted by changes in certain operating assets and liabilities. Cash provided by operating activities increased by $52 thousand, or 18%, for the second quarter of 2008 as compared to the second quarter of 2007. The net increase in cash flow was primarily attributable to a decline in payments made against accounts payable and accrued liabilities offset, in part, by a period over period decline in amortization of prepaid expenses.

Cash flow benefited from a $68 thousand decrease in payments made against accounts payable and accrued liabilities as the Partnership’s level of outstanding liabilities continued to decline as a result of diminishing operations consistent with a fund in liquidation. Partially offsetting the aforementioned increase in cash flow was a decrease of $17 thousand resulting from the period over period decline in amortization of prepaid expenses due to decreasing prepaid insurance costs.

Investing Activities

Cash provided by investing activities decreased by $48 thousand, or 60%, for the second quarter of 2008 as compared to the second quarter of 2007 as a result of a decline in proceeds from sales of lease assets. The period over period decline in proceeds from sales of lease assets reflects the sale of certain railcars for scrap during the second quarter of 2007.

Financing Activities

Net cash used in financing activities increased by $9 thousand, or 5%, for the second quarter of 2008 as compared to the second quarter of 2007. The increase in cash used (decrease in cash flow) was a result of increased paydown of the outstanding principal balance of the Partnership’s non-recourse debt.

The six months ended June 30, 2008 versus the six months ended June 30, 2007

Operating Activities

Cash provided by operating activities increased by $149 thousand, or 21%, for the first six months 2008 as compared to the same period in 2007. The net increase in cash flow was a result of a $149 thousand decrease in payments made against accounts payable and accrued liabilities, an $88 thousand decrease in unearned rents received and a $48 thousand increase in collections of accounts receivable offset, in part, by a $103 thousand period over period drop in net operating results and a $33 thousand decline in amortization of prepaid expenses.

Payments made against accounts payable and accrued liabilities decreased as the Partnership’s level of outstanding liabilities continued to decline as a result of diminishing operations consistent with a fund in liquidation. Unearned rents increased primarily as a result of a $71 thousand prepayment of railcar rents received from a major lessee in the first quarter of 2008; and collections of accounts receivable increased as rent receivables that were originated in 2007 were collected during the first six months of 2008.

Partially offsetting the aforementioned increases in cash flow were decreases resulting from the period over period decline in net operating results, which declined mainly due to increased operating expenses, and a decline in amortization of prepaid expenses due to decreasing prepaid insurance costs.

Investing Activities

Cash provided by investing activities was relatively flat at $102 thousand for the first six months of 2008 compared to $104 thousand for the first six months of 2007. At a detailed level, the change in cash flow was comprised of a $26 thousand decrease resulting from a decline in proceeds from sales of assets offset, in part, by a $24 thousand increase resulting from a decline in cash used to refurbish railcars.

The decline in proceeds from sales of lease assets was attributable to the decrease in number of railcars sold for scrap during the first six months of 2008 compared to the first six months of 2007. The decline in capitalized costs of refurbishing railcars was primarily due to the timing of improvements made to railcars during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

Financing Activities

Net cash used in financing activities declined by $314 thousand, or 24%, for the first six months of 2008 as compared to the same period in 2007. The decrease in cash used was primarily due to a $311 thousand period over period decline in distributions paid to Limited Partners. The distributions were based on cash available net of any short-term payables and reserves as determined by the General Partner.

Results of Operations

The three months ended June 30, 2008 versus the three months ended June 30, 2007

The Partnership had net income of $81 thousand and $129 thousand for the three months ended June 30, 2008 and 2007, respectively. The results for the second quarter of 2008 reflect increases in both total revenues and operating expenses when compared to the second quarter of 2007.

Revenues

Total revenues for the second quarter of 2008 increased by $12 thousand, or 1%, as compared to the first quarter of 2007. The slight increase was primarily a result of increases in other revenues and operating lease revenue offset, in part, by a decrease in gain on sales of lease assets.

The period over period increase in other revenue totaled $27 thousand and was largely attributable to a reversal of a $29 thousand prior period accrued liability. Operating lease revenue increased by $14 thousand primarily due to the impact of a stronger market demand during the second quarter of 2008, as compared to the second quarter of 2007, which resulted in higher lease rates on renewing leases.

Partially offsetting the aforementioned increases in revenues was a $24 thousand decrease in gains on sales of assets. The decline in gain on sales of assets reflects the sale of certain railcars for scrap during the second quarter of 2007, which added approximately $20 thousand of gains realized from the sale of assets during that period.

Expenses

Total expenses for the second quarter of 2008 increased by $60 thousand, or 9%, as compared to the second quarter of 2007. The net increase in expenses was primarily a result of increases in cost reimbursements to AFS, depreciation expense and railcar maintenance offset, in part, by decreases in outside services expense, other management fees and other expenses.

Costs reimbursed to AFS, depreciation expense and railcar maintenance expense increased by $87 thousand, $15 thousand and $12 thousand, respectively. The increase in costs reimbursed to AFS was primarily a result of a refinement of cost allocation methodologies by the General Partner which resulted in higher costs allocated to the Fund. The refinement of cost allocation methodologies is intended to ensure that Fund management costs are allocated appropriately. This process is continuous and is evaluated, analyzed and modified as necessary. The increase in depreciation expense was primarily a result of adjustments made to the estimated residual values and depreciable amount of certain railcars under fixed-term lease renewals during the quarter. Railcar maintenance expense increased mostly due to the timing of required repairs during the second quarter of 2008 versus the second quarter of 2007, the aging of the Fund’s lease asset portfolio, and the impact of inflation on maintenance costs.

The aforementioned increases in expenses were partially offset by decreases in outside services expense, other management fees and other expenses totaling $22 thousand, $21 thousand and $17 thousand, respectively. Outside services expense decreased primarily due to the elimination of costs associated with the audit and restatement of the Partnership’s prior year financial statements, which were largely completed during the second quarter of 2007. The decrease in other management fees was due to the decline in railcars managed by an outside party for the benefit of the Partnership; and other expenses decreased due to a period over period decline in insurance fees.

The six months ended June 30, 2008 versus the six months ended June 30, 2007

The Partnership had net income of $49 thousand and $193 thousand for the six months ended June 30, 2008 and 2007, respectively. The results for the first six months 2008 primarily reflect a net increase in operating expenses when compared to the first six months of 2007.

Revenues

Total revenue was relatively unchanged at $1.6 million for each of the first six months of 2008 and 2007. At a detailed level, other revenue increased during the first half of 2008, when compared to the first half of 2007; however, the increase was mostly offset by decreases in operating lease revenue, interest income and gain on sales of assets.

The period over period increase in other revenue totaled $23 thousand and was largely attributable to a reversal of a prior period accrued liability.

Mostly offsetting the increase in other revenue were decreases in operating lease revenue, interest income and gain on sales of assets totaling $9 thousand, $7 thousand and $5 thousand, respectively. The decrease in operating lease revenue was primarily due to run-off and dispositions of lease assets, which more than offset the impact of higher lease rates on renewing leases during the second quarter of 2008. The decrease in interest income was attributable to the lower interest rate environment; and the decrease in gains on sales of assets was attributable to a period over period decline in proceeds and margins from the sale of certain railcars for scrap.

Expenses

Total expenses for the first six months of 2008 increased by $146 thousand, or 10%, as compared to the first six months of 2007. The net increase in expenses was primarily a result of increases in cost reimbursements to AFS, railcar maintenance and other expenses offset, in part, by decreases in outside services expense, other management fees and interest expense.

Costs reimbursed to AFS, railcar maintenance and other expenses increased by $186 thousand, $41 thousand and $12 thousand, respectively. The increase in costs reimbursed to AFS was primarily a result of a refinement of cost allocation methodologies by the General Partner which resulted in higher costs allocated to the Fund. The refinement of cost allocation methodologies is intended to ensure that Fund management costs are allocated appropriately. This process is continuous and is evaluated, analyzed and modified as necessary. Railcar maintenance expense increased mostly due to the timing of required repairs during the first half of 2008 versus the same period in 2007, the aging of the Fund’s lease asset portfolio, and the impact of inflation on maintenance costs. The net increase in other expenses was mainly due to a period over period increase in the provision for doubtful accounts offset, in part, by a decline in insurance fees.

The aforementioned increases in expenses were partially offset by decreases in outside services expense, other management fees and interest expense totaling $55 thousand, $22 thousand and $20 thousand, respectively. Outside services expense decreased primarily due to the elimination of costs associated with the audit and restatement of the Partnership’s prior year financial statements, which were largely completed during the second quarter of 2007. Other management fees decreased due to the continued runoff of railcars managed by an outside party for the benefit of the Partnership; while interest expense decreased due to the approximately $800,000 decline in the Partnership’s outstanding non-recourse debt.

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

The Partnership does not control the financial reporting process, and is solely dependent on the Management of the General Partner, who is responsible for providing the Partnership with financial statements in accordance with generally accepted accounting principles in the United States. The General Partner’s disclosure controls and procedures, as it is applicable to the Partnership, were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Partnership. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Partnership’s financial position or results of operations. No material legal proceedings are currently pending against the Partnership or its assets.

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

Date: August 6, 2008

ATEL Cash Distribution Fund V, L.P. (Registrant)

By:	ATEL Financial Services, LLC General Partner of Registrant

By:	/s/ Dean L. Cash
Dean L. Cash,
President and Chief Executive Officer of ATEL Financial Services, LLC (General Partner)

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi,
Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC
(General Partner)

By:	/s/ Samuel Schussler
Samuel Schussler,
Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (General Partner)