Form 10-Q
period 2008-09-30
ATEL CASH DISTRIBUTION FUND V L P
filed 2008-11-13
CIK 892875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of Limited Partnership Units outstanding as of October 31, 2008 was 12,471,600.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CASH DISTRIBUTION FUND V, L.P.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL CASH DISTRIBUTION FUND V, L.P.

BALANCE SHEETS

SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

(In Thousands)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$1,500	$1,167
Accounts receivable, net of allowance for doubtful accounts of $103 at September 30, 2008 and $110 at December 31, 2007	191	393
Prepaid expenses	6	4
Investments in equipment and leases, net of accumulated depreciation of $14,204 at September 30, 2008 and $13,310 at December 31, 2007	6,387	7,526

Total assets	$8,084	$9,090

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$32	$58
Other	228	184
Accrued interest payable	6	8
Non-recourse debt	1,335	1,901
Unearned operating lease income	107	32

Total liabilities	1,708	2,183

Commitments and contingencies
Partners’ capital:
General Partner	199	198
Limited Partners	6,177	6,709

Total Partners’ capital	6,376	6,907

Total liabilities and Partners’ capital	$8,084	$9,090

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2008 AND 2007

(In Thousands, Except for Units and Per Unit Data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues:
Leasing activities:
Operating leases	$707	$743	$2,242	$2,287
Gain on sales of assets	14	18	82	91
Interest income	4	12	16	31
Other	53	—	82	6

Total revenues	778	773	2,422	2,415
Expenses:
Depreciation of operating lease assets	337	364	1,102	1,122
Cost reimbursements to General Partner	136	45	413	136
Professional fees	1	8	95	121
Railcar maintenance	163	96	394	286
Interest expense	18	28	60	90
Equipment and incentive management fees to General Partner	30	74	101	129
Other management fees	29	32	58	83
Outside services	22	41	76	150
Other	(2)	8	30	28

Total expenses	734	696	2,329	2,145

Net income	$44	$77	$93	$270

Net income:
General Partner	$—	$1	$1	$3
Limited Partners	44	76	92	267

	$44	$77	$93	$270

Net income per Limited Partnership Unit	$0.00	$0.01	$0.01	$0.02
Weighted average number of Units outstanding	12,471,600	12,471,600	12,471,600	12,471,600

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2007

AND FOR THE NINE MONTHS

ENDED SEPTEMBER 30, 2008

(In Thousands, Except for Units and Per Unit Data)

(Unaudited)

	Limited Partners		General Partner
	Units	Amount		Total
Balance December 31, 2006	12,471,600	$7,298	$195	$7,493
Distributions to Limited Partners ($0.08 per Unit)	—	(935)	—	(935)
Net income	—	346	3	349

Balance December 31, 2007	12,471,600	6,709	198	6,907
Distributions to Limited Partners ($0.05 per Unit)	—	(624)	—	(624)
Net income	—	92	1	93

Balance September 30, 2008	12,471,600	$6,177	$199	$6,376

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2008 AND 2007

(In Thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Operating activities:
Net income	$44	$77	$93	$270
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation of operating lease assets	337	364	1,102	1,122
Gain on sales of assets	(14)	(18)	(82)	(91)
Reversal of provision for doubtful accounts	(7)	—	(7)	(29)
Changes in operating assets and liabilities:
Accounts receivable	37	46	209	170
Prepaid expenses	(6)	(2)	(2)	35
Accounts payable and accruals:
General Partner	(23)	(21)	(26)	(56)
Affiliates	(1)	—	—	(72)
Other	94	(117)	44	(211)
Accrued interest payable	—	—	(2)	(2)
Unearned operating lease income	73	20	75	(66)

Net cash provided by operating activities	534	349	1,404	1,070

Investing activities:
Proceeds from sales of lease assets	17	23	119	151
Improvements of equipment on operating leases	—	(24)	—	(48)

Net cash provided by (used in) investing activities	17	(1)	119	103

Financing activities:
Repayments of non-recourse debt	(191)	(182)	(566)	(560)
Distributions to Limited Partners	—	—	(624)	(935)

Net cash used in financing activities	(191)	(182)	(1,190)	(1,495)

Net increase (decrease) in cash and cash equivalents	360	166	333	(322)
Cash and cash equivalents at beginning of period	1,140	849	1,167	1,337

Cash and cash equivalents at end of period	$1,500	$1,015	$1,500	$1,015

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$—	$1	$5	$8

Cash paid during the period for interest	$18	$28	$62	$92

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

The Partnership conducted a public offering of 12,500,000 Limited Partnership Units (“Units”) at a price of $10 per Unit. On March 19, 1993, subscriptions for the minimum number of Units, 120,000, or $1.2 million, had been received. On that date, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). As of November 15, 1994, the Partnership had received and accepted subscriptions for 12,500,000, or $125 million in addition to the Initial Limited Partners’ Units and the offering was terminated. As of September 30, 2008, 12,471,600 Units were issued and outstanding.

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

As of September 30, 2008, the Partnership is in the final stages of its liquidation phase as defined in the Partnership Agreement.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results for the year ending December 31, 2008.

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

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments such as U.S. Treasury instruments with original and/or purchased maturities of ninety days or less.

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

Credit risk:

Financial instruments that potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Partnership places the majority of its cash deposits and temporary cash investments in U.S. Treasury denominated instruments with the remainder placed in creditworthy, high quality financial institutions so as to meet ongoing working capital requirements. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating leases.

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

The Partnership’s principal decision makers are the General Partner’s Chief Executive Officer and its Chief Financial Officer and Chief Operating Officer. The Partnership believes that its equipment leasing business operates as one reportable segment because: a) the Partnership measures profit and loss at the equipment portfolio level as a whole; b) the principal decision makers do not review information based on any operating segment other than the equipment leasing transaction portfolio; c) the Partnership does not maintain discrete financial information on any specific segment other than its equipment financing operations; d) the Partnership has not chosen to organize its business around different products and services other than equipment lease financing; and e) the Partnership has not chosen to organize its business around geographic areas.

However, certain of the Partnership’s lessee customers may have international operations. In these instances, the Partnership is aware that certain equipment, primarily rail and transportation, may periodically exit the country. However, these lessee customers are US-based, and it is impractical for the Partnership to track, on an asset-by-asset, day-by-day basis, where these assets are deployed.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which defers the effective date of SFAS 157 as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. On January 1, 2008, the Partnership adopted the provisions of SFAS 157 except as it applied to its investment in leases, and other nonfinancial assets and nonfinancial liabilities as noted in FSP No. 157-2. The partial adoption of SFAS 157 did not have a significant effect on the Partnership’s financial position, results of operations or cash flows. The Partnership is in the process of evaluating the impact of the deferred provisions of SFAS 157.

3. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2007	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2008
Net investment in operating leases	$7,517	$(38)	$(1,100)	$6,379
Assets held for sale or lease, net of accumulated depreciation of $27 at September 30, 2008 and $26 at December 31, 2007	9	1	(2)	8

Total	$7,526	$(37)	$(1,102)	$6,387

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for sale or lease. As a result of these reviews, management determined that no impairment losses existed in the three and nine month periods ended September 30, 2008 and 2007. Depreciation expense on property subject to operating leases and property held for lease or sale was $337 thousand and $364 thousand for the respective three months ended September 30, 2008 and 2007, and $1.1 million for each of the nine-month periods ended September 30, 2008 and 2007.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net (continued):

All of the leased property was acquired in the years 1993 through 2004.

Operating leases:

Equipment on operating leases consists of the following (in thousands):

	Balance December 31, 2007	Additions	Reclassifications or Dispositions	Balance September 30, 2008
Transportation, rail	$20,153	$—	$(106)	$20,047
Containers	648	—	(139)	509

	20,801	—	(245)	20,556
Less accumulated depreciation	(13,284)	(1,100)	207	(14,177)

Total	$7,517	$(1,100)	$(38)	$6,379

The average estimated residual value for assets on operating leases was 20% of the assets’ original cost at September 30, 2008 and December 31, 2007.

At September 30, 2008, the aggregate amounts of future minimum lease payments under operating leases are as follows (in thousands):

Operating Leases
Three months ending December 31, 2008	$647
Year ending December 31, 2009	2,348
2010	1,373
2011	672
2012	155

$5,195

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

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

4. Related party transactions (continued):

Each of ATEL Leasing Corporation (“ALC”) and AFS is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Partnership. Acquisition services; equipment management, lease administration and asset disposition services are performed by ALC; investor relations, communications services and general administrative services are performed by AFS.

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

During the three- and nine-month periods ended September 30, 2008 and 2007, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost reimbursements to General Partner	$136	$45	$413	$136
Equipment and incentive management fees to General Partner	30	74	101	129

	$166	$119	$514	$265

5. Non-recourse debt:

At September 30, 2008, non-recourse debt consists of a note payable to a financial institution. The note is due in monthly installments. Interest on the note is at a fixed rate of 5.0%. The note is secured by assignments of lease payments and pledges of assets. At September 30, 2008, gross lease rentals totaled approximately $1.4 million over the remaining lease terms; and the carrying value of the pledged assets was approximately $2.0 million. The note matures in 2010.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2008	$193	$16	$209
Year ended December 31, 2009	798	39	837
2010	344	4	348

	$1,335	$59	$1,394

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

7. Partners’ Capital:

As of September 30, 2008, 12,471,600 Units were issued and outstanding (including the 50 Units issued to the Initial Limited Partners).

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

Third, AFS will receive as Incentive Management Compensation, the following:

(A)	10% of remaining Cash from Operations and

(B)	15% of remaining Cash from Sales or Refinancing; and

Fourth, the balance to the Limited Partners.

Distributions to the Limited Partners were as follows (in thousands, except for Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Distributions declared	$—	$—	$624	$935
Weighted average number of Units outstanding	12,471,600	12,471,600	12,471,600	12,471,600

Weighted average distributions per Unit	$—	$—	$0.05	$0.08

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As of September 30, 2008, the Partnership remains in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. The Partnership continues to generally make distributions on an annual basis or at the discretion of the General Partner.

Capital Resources and Liquidity

The liquidity of the Partnership varies, increasing to the extent cash flows from leases and proceeds from lease asset sales exceed expenses and decreasing as distributions are made to the Limited Partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The primary source of liquidity for the Partnership has been its cash flow from leasing activities. As the initial lease terms have expired, the Partnership ventured to re-lease or sell the equipment. Future liquidity will depend on the Partnership’s success in remarketing or selling the equipment as it comes off rental.

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

The Partnership’s long-term borrowings are generally non-recourse to the Partnership, that is, the only recourse of the lender is to the equipment or corresponding lease acquired with the loan proceeds. Through its term of existence, the Partnership had borrowed $62.5 million of non-recourse debt. As of September 30, 2008, $1.3 million of such non-recourse debt remains unpaid. AFS does not anticipate any future non-recourse borrowings on behalf of the Partnership.

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the second quarter of 1993. At September 30, 2008, the Partnership had no commitments to purchase leased assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new leased assets.

Cash Flows

The three months ended September 30, 2008 versus the three months ended September 30, 2007

Operating Activities

The Partnership’s primary source of cash from operations has been rents from operating leases. Additionally, its cash flows are impacted by changes in certain operating assets and liabilities. Cash provided by operating activities increased by $185 thousand, or 53%, for the third quarter of 2008 as compared to the third quarter of 2007. The net increase in cash flow was primarily a result of increases in accounts payable and accrued liabilities, and unearned rents. These increases were partially offset by a decline in operating results, as adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense.

The net increase in the Partnership’s payables and accrued liabilities benefited cash flow by $208 thousand and was primarily due to a period over period decline in payments made against accounts payable as the 2007 payment activity reflects the payment of prior period invoices from a third party railcar manager. The increase in unearned rents benefited cash flow by $53 thousand and was primarily a result of a $70 thousand prepayment of railcar rents received in the third quarter of 2008. Partially offsetting the aforementioned increases in cash flow was a $63 thousand decrease resulting from a decline in operating results, as adjusted for non-cash items, due primarily to increased operating expenses.

Investing Activities

Cash provided by investing activities increased by $18 thousand for the third quarter of 2008 as compared to the third quarter of 2007 primarily due to a decline in cash used to refurbish railcars. The decline in capitalized costs of refurbishing railcars was primarily due to the timing of improvements made to railcars during the third quarter of 2008 compared to the third quarter of 2007.

Financing Activities

Net cash used in financing activities increased by $9 thousand, or 5%, for the third quarter of 2008 as compared to the third quarter of 2007. The increase in cash used (decrease in cash flow) was a result of increased paydown of the outstanding principal balance of the Partnership’s non-recourse debt.

The nine months ended September 30, 2008 versus the nine months ended September 30, 2007

Operating Activities

Cash provided by operating activities increased by $334 thousand, or 31%, for the nine months 2008 as compared to the same period in 2007. The net increase in cash flow was primarily a result of a $357 thousand decrease in payments made against accounts payable and accrued liabilities, a $141 thousand increase in unearned rents received and a $39 thousand increase in collections of accounts receivable offset, in part, by a $177 thousand period over period drop in net operating results and a $37 thousand decline in amortization of prepaid expenses.

Payments made against accounts payable and accrued liabilities declined as the year-to-date 2007 payment activity reflects the payment of prior year invoices from a third party railcar manager. In addition, the Partnership’s level of outstanding liabilities continued to decline as a result of diminishing operations consistent with a fund in liquidation. Unearned rents increased primarily as a result of a $70 thousand prepayment of railcar rents received in the third quarter of 2008. Further, 2008 cash flow from prepaid rents increased as a result of a greater level of amortization during 2007. Collections of accounts receivable increased as rents receivable originating in 2007 were collected during the first quarter of 2008.

Partially offsetting the aforementioned increases in cash flow were decreases resulting from the period over period decline in net operating results, which declined mainly due to increased operating expenses, and a decline in amortization of prepaid expenses due to decreasing prepaid insurance costs.

Investing Activities

Cash provided by investing activities increased by $16 thousand, or 16%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The net increase in cash was due to a $48 thousand decline in cash used to refurbish railcars offset, in part, by a $32 thousand decline in proceeds from sales of assets.

The decline in capitalized costs of refurbishing railcars was primarily due to the timing of improvements made to railcars during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007; while the reduction in proceeds from sales of lease assets was attributable to the decrease in number of railcars sold for scrap during the nine months ended September 30, 2008 compared to the same period of 2007.

Financing Activities

Net cash used in financing activities declined by $305 thousand, or 20%, for the nine months ended September 30, 2008 as compared to the same period in 2007. The decrease in cash used was primarily due to a $311 thousand period over period decline in distributions paid to Limited Partners. The distributions were based on cash available net of any short-term payables and reserves as determined by the General Partner.

Results of Operations

The three months ended September 30, 2008 versus the three months ended September 30, 2007

The Partnership had net income of $44 thousand and $77 thousand for the three months ended September 30, 2008 and 2007, respectively. The results for the third quarter of 2008 primarily reflect increased expenses when compared to the third quarter of 2007.

Revenues

Total revenues for the third quarter of 2008 were relatively flat when compared to the third quarter of 2007. There was, however, a change in the revenue mix due primarily to a $53 thousand period over period increase in other revenues offset, in part, by decreases of $36 thousand and $8 thousand in operating lease revenues and interest income, respectively.

The increase in other revenue was largely attributable to the third quarter 2008 resolution of reconciling items held in suspense. This increase in other revenues was partially offset by decreases in operating lease revenues and interest income due primarily to continued run-off of the lease portfolio and the period over period decline in average interest rates, respectively.

Expenses

Total expenses for the third quarter of 2008 increased by $38 thousand, or 5%, as compared to the third quarter of 2007. The net increase in expenses was primarily a result of increases in cost reimbursements to AFS and railcar maintenance expense offset, in part, by decreases in management fees, depreciation, outside services expense, interest expense and other expenses.

Costs reimbursed to AFS and railcar maintenance expense increased by $91 thousand and $67 thousand, respectively. The increase in costs reimbursed to AFS was primarily a result of a refinement of cost allocation methodologies by the General Partner which resulted in higher costs allocated to the Fund. The refinement of cost allocation methodologies is intended to ensure that Fund management costs are allocated appropriately. This process is continuous and is evaluated, analyzed and modified as necessary. Railcar maintenance expense increased mostly due to the timing of required repairs during the third quarter of 2008 versus the third quarter of 2007, the aging of the Fund’s lease asset portfolio, and the impact of inflation on maintenance costs.

The aforementioned increases in expenses were partially offset by decreases in management fees paid to AFS, depreciation expense, outside services expense, interest expense and other expenses. Management fees paid to AFS declined by $44 thousand primarily due to a decline in managed lease assets. Similarly, run-off and sales of lease assets resulted in a $27 thousand decline in depreciation expense. Outside services expense decreased by $19 thousand primarily due to the elimination of costs associated with the audit and restatement of the Partnership’s prior year financial statements, which were completed by the third quarter of 2007. Interest expense decline by $10 thousand due to the declining balance of the Partnership’s non-recourse debt; other expense also declined by $10 thousand primarily due to a period over period decrease in the provision for doubtful accounts.

The nine months ended September 30, 2008 versus the nine months ended September 30, 2007

The Partnership had net income of $93 thousand and $270 thousand for the nine months ended September 30, 2008 and 2007, respectively. The year-to-date 2008 results primarily reflect a net increase in operating expenses when compared to the same period of 2007.

Revenues

Total revenues were relatively unchanged at $2.4 million for each of the nine months ended September 30, 2008 and 2007. At a detailed level, other revenues increased during the first nine months of 2008 when compared to the same period of 2007; however, the increase was mostly offset by decreases in operating lease revenues, interest income and gain on sales of assets.

The period over period increase in other revenues totaled $76 thousand and was largely attributable to the third quarter 2008 resolution of reconciling items held in suspense and a reversal of a prior period accrued liability during the second quarter of 2008.

Mostly offsetting the increase in other revenues were decreases in operating lease revenues, interest income and gain on sales of assets totaling $45 thousand, $15 thousand and $9 thousand, respectively. The decrease in operating lease revenues was primarily due to run-off and dispositions of lease assets, which more than offset the impact of higher lease rates on renewing leases during the second quarter of 2008. The decrease in interest income was attributable to the lower interest rate environment; and the decrease in gains on sales of assets was attributable to a period over period decline in proceeds and margins from the sale of certain railcars for scrap.

Expenses

Total expenses for the nine months ended September 30, 2008 increased by $184 thousand, or 9%, as compared to the same period of 2007. The net increase in expenses was primarily a result of increases in cost reimbursements to AFS and railcar maintenance offset, in part, by decreases in outside services expense and professional fees, management fees paid to AFS and other management fees, interest expense and depreciation expense.

Costs reimbursed to AFS and railcar maintenance increased by $277 thousand and $108 thousand, respectively. The increase in costs reimbursed to AFS was primarily a result of a refinement of cost allocation methodologies by the General Partner which resulted in higher costs allocated to the Fund. Railcar maintenance expense increased mostly due to the timing of required repairs during the nine months ended September 30, 2008 versus the same period in 2007, the aging of the Fund’s lease asset portfolio, and the impact of inflation on maintenance costs.

The aforementioned increases in expenses were partially offset by decreases in outside services expense and professional fees totaling $100 thousand, management fees paid to AFS and other management fees totaling $53 thousand, interest expense totaling $30 thousand and depreciation expense totaling $20 thousand. Outside services expense and professional fees decreased primarily due to the elimination of costs associated with the audit and restatement of the Partnership’s prior year financial statements, which were completed by the third quarter of 2007. Management fees paid to AFS and other management fees decreased due to the continued runoff of the Partnership’s lease assets, including railcars managed by an outside party for the benefit of the Partnership. Interest expense decreased due to the approximately $750 thousand decline in the Partnership’s outstanding non-recourse debt since September 30, 2007; and depreciation expense decreased due to run-off and sales of lease assets.

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

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

Date: November 11, 2008

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