Form 10-K
period 2008-12-31
ATEL CASH DISTRIBUTION FUND V L P
filed 2009-03-17
CIK 892875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No ☑

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1934.  Yes  ☐    No  ☑

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Partnership Units outstanding as of February 28, 2009 was 12,471,600.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

The Partnership conducted a public offering of 12,500,000 Limited Partnership Units (“Units”) at a price of $10 per Unit. On March 19, 1993, subscriptions for the minimum number of Units, 120,000, or $1.2 million, had been received. On that date, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). As of November 15, 1994, the Partnership had received and accepted subscriptions for 12,500,000, or $125 million in addition to the Initial Limited Partners’ Units and the offering was terminated. As of December 31, 2008, 12,471,600 Units were issued and outstanding.

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

Pursuant to the Partnership Agreement, AFS receives compensation and reimbursements for services rendered on behalf of the Partnership (see Note 6 to the financial statements included in Item 8 of this report). AFS is required to maintain in the Partnership reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of AFS.

As of December 31, 2008, the Partnership is in the final stages of its liquidation phase as defined in the Partnership Agreement.

Narrative Description of Business

The Partnership has acquired various types of equipment, and leases such equipment pursuant to Operating Leases or Full Payout Leases, whereby Operating Leases are defined as being leases in which the minimum lease payments during the initial lease term do not recover the full cost of the equipment and Full Payout Leases recover such cost. Guidelines provided by the offering indicated that no more than 25% of the aggregate purchase price of equipment would be subject to operating leases upon final investment of the net proceeds of the offering and that no more than 20% of the aggregate purchase price of equipment would be invested in equipment acquired from a single manufacturer.

The Partnership only purchased equipment under pre-existing leases or for which a lease would be entered into concurrently at the time of the purchase. The Partnership completed its acquisition phase with the investment of the net proceeds from the public offering of Units.

The Partnership’s objective has been to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees that (i) had an average credit rating by Moody’s Investor Service, Inc. of Baa or better, or the credit equivalent as determined by AFS, with the average rating weighted to account for the original equipment cost for each item leased or (ii) were established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio could include equipment leased to lessees, which although deemed creditworthy by AFS, would not satisfy the general credit rating criteria for the portfolio. In excess of 75% of the equipment acquired with the net proceeds of the offering (based on original purchase cost) was originally leased to lessees with an average credit rating of Baa or better or to such hospitals or municipalities as described in (ii) above.

AFS sought to limit the amount invested in equipment to any single lessee to not more than 20% of the aggregate purchase price of equipment owned at any time during the Reinvestment Period.

Certain lessees generated significant portions of the Partnership’s total lease revenues as follows:

Lessee	Type of Equipment	Percentage of Total Lease Revenues
		2008	2007
Union Pacific Railroad Company	Railcars	29%	27%
Central States	Railcars	22%	21%
Interstate Commodities	Railcars	21%	20%

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

Equipment Leasing Activities

The Partnership had acquired a diversified portfolio of equipment. The equipment had been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 2008 and the industries to which the assets were leased (in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, over-the-road tractors and trailers	$34,793	18.55%
Furniture, fixtures and office equipment	24,145	12.87%
Transportation, other	18,455	9.84%
Mining equipment	15,986	8.52%
Transportation, intermodal containers	15,485	8.25%
Construction	15,335	8.17%
Materials handling	14,469	7.71%
Railroad locomotives	12,350	6.58%
Earth moving	11,944	6.37%
Transportation, rail cars	7,528	4.01%
Printing	4,708	2.52%
Other *	12,392	6.61%

	$187,590	100.00%

*	Individual amounts included in “Other” represent less than 2.5% of the total

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$46,265	24.66%
Mining	29,823	15.90%
Oil & gas	21,302	11.36%
Retail, foods	11,216	5.98%
Food processing	9,829	5.24%
Construction	9,411	5.02%
Chemicals	9,075	4.84%
Retail, restaurant	8,528	4.55%
Transportation, other	8,311	4.43%
Primary metals	7,526	4.01%
Manufacturing, other	6,816	3.63%
Manufacturing, auto/truck	6,690	3.57%
Printing	4,708	2.51%
Other *	8,090	4.30%

	$187,590	100.00%

*	Individual amounts included in “Other” represent less than 2.5% of the total

Through December 31, 2008, the Partnership had disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sales Price	Excess of Rents Over Expenses*
Transportation	$71,146	$35,115	$61,231
Mining equipment	27,998	7,797	26,376
Furniture, fixtures and office equipment	22,210	8,315	18,925
Materials handling	13,588	2,785	14,730
Office automation	4,594	970	4,814
Other	23,076	7,613	26,022

	$162,612	$62,595	$152,098

*	Includes only those expenses directly related to the production of the related rents

For further information regarding the Partnership’s equipment lease portfolio as of December 31, 2008, see Note 5 to the financial statements, Investments in equipment and leases, net, as set forth in Item 8, Financial Statements and Supplementary Data.

The Partnership adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes annual and interim standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenue, and its major customers. Certain of the Partnership’s lessee customers have international operations. In these instances, the Partnership is aware that certain equipment, primarily rail and transportation, may periodically exit the country. However, these lessee customers are US-based, and it is impractical for the Partnership to track, on an asset-by-asset, day-by-day basis, where these assets are deployed. For further information regarding the Partnership geographic revenues and assets and major customers, see Notes 2 and 3 to the financial statements as set forth in Item 8, Financial Statements and Supplementary Data.

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

Holders

As of December 31, 2008, a total of 6,759 investors were Unitholders of record in the Partnership.

ERISA Valuation

In order to permit ERISA fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Partnership’s assets as of December 31, 2008. AFS calculated the estimated liquidation proceeds that would be realized by the Partnership, assuming an orderly disposition of all of the Partnership’s assets as of December 31, 2008. The estimates were based on the amount of remaining lease payments on existing Partnership leases, and the estimated residual values of the equipment held by the Partnership upon the termination of those leases. This valuation was based solely on AFS’s perception of market conditions and the types and amounts of the Partnership’s assets. No independent valuation was sought.

After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Partnership assets that would be distributed to Unitholders on liquidation of the Partnership, and divided the total so distributable by the number of outstanding Units. As of December 31, 2008, the value of the Partnership’s assets, calculated on this basis, was approximately $0.75 per Unit. The foregoing valuation was performed solely for the ERISA purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unitholder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Partnership may actually receive if and when it seeks to liquidate its assets or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Partnership.

Distributions

The Partnership does not make dividend distributions. The Limited Partners of the Partnership are entitled to certain distributions as provided under the Partnership Agreement.

AFS has sole discretion in determining the amount of distributions; provided however, that AFS will not reinvest in equipment, but will distribute, subject to payment of any obligations of the Partnership, such available cash from operations and cash from sales refinancing as may be necessary to cause total distributions to the Limited Partners for each during the Reinvestment Period to equal the following amounts per Unit: $1.05 in 1995 and 1996, $1.10 in 1997 and 1998; and $1.20 in 1999 and 2000. The Reinvestment Period ended December 31, 2000.

Distributions were paid in December 2008, January 2008 and January 2007 from cash generated from 2008, 2007 and 2006 operations, respectively. The rates were $0.08, $0.05 and $0.08 per Unit for each of the aforementioned period.

Item 6.	SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), and elsewhere in this Form 10-K, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, the economic recession and changes in general economic conditions, including fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Partnership’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Fund’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, other than as required by law.

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

As of December 31, 2008, the Partnership remains in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. The Partnership continues to generally make distributions on an annual basis or at the discretion of the General Partner.

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

In a normal economy, if inflation in the general economy becomes significant, it may affect the Partnership in as much as the residual (resale) values of the Partnership’s leased assets may increase as the costs of similar assets increase. However, the Partnership’s revenues from existing leases would not increase as such rates are generally fixed for the terms of the leases without adjustment for inflation. In addition, if interest rates increase significantly under such circumstances, the lease rates that the Partnership can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.

The Partnership’s long-term borrowings are generally non-recourse to the Partnership, that is, the only recourse of the lender is to the equipment or corresponding lease acquired with the loan proceeds. Through its term of existence, the Partnership had borrowed $62.5 million of non-recourse debt. As of December 31, 2008, $1.1 million of such non-recourse debt remains unpaid. AFS does not anticipate any future non-recourse borrowings on behalf of the Partnership. For detailed information on the Partnership’s debt obligations, see Note 7 to the financial statements, Non-recourse debt, as set forth in Item 8, Financial Statements and Supplementary Data.

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the second quarter of 1993. See Item 5, Market for Registrants’ Limited partnership Units and Related Matters, for additional information regarding the distributions. At December 31, 2008, the Partnership had no commitments to purchase leased assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new leased assets.

Cash Flows

2008 versus 2007

Operating Activities

The Partnership’s primary source of cash from operations has been rents from operating leases. Additionally, its cash flows are impacted by changes in certain operating assets and liabilities.

Cash provided by operating activities increased by $334 thousand, or 24%, for the year ended December 31, 2008 as compared to prior year. The net increase in cash flow was primarily a result of a $275 thousand decrease in payments made against accounts payable and accrued liabilities, a $215 thousand decline in accounts receivable and a $138 thousand increase in unearned rents received. These increases were partially offset by a $258 thousand decline in operating results, as adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense, and a $36 thousand reduction in amortization of prepaid expenses.

Payments made against accounts payable and accrued liabilities declined as the year-to-date 2007 payment activity reflects the payment of prior year invoices from a third party railcar manager and an affiliate of the Partnership. Accounts receivable decreased as rents receivable originating in 2007 were collected during the first quarter of 2008. In addition, approximately $109 thousand of delinquent manufacturing and construction equipment lease receivables were deemed uncollectable and were charged-off during the fourth quarter of 2008. Unearned rents increased primarily as a result of a $70 thousand prepayment of railcar rents received during the third quarter of 2008. Further, 2008 cash flow from prepaid rents increased due to a greater level of amortization during 2007.

Partially offsetting the above increases were reductions in net operating results, as adjusted for non-cash items, and amortized prepaid expenses. The decline in net operating results, as adjusted for non-cash items, was primarily due to increased operating expenses; and the decrease in amortization of prepaid expenses was largely a result of decreasing prepaid insurance costs.

Investing Activities

Cash provided by investing activities increased by $46 thousand, or 45%, for year ended December 31, 2008 as compared to prior year. The net increase in cash was due to a $72 thousand decline in cash used to refurbish railcars offset, in part, by a $26 thousand decline in proceeds from sales of assets resulting from the year over year reduction in the number of railcars sold for scrap. The Fund is in liquidation stage and investing activity is minimal and only to refurbish and maintain existing portfolio.

Financing Activities

Net cash used in financing activities increased by $702 thousand, or 42%, for the year ended December 31, 2008, as compared to prior year, primarily due to the payment of two distributions to Limited Partners during 2008 compared to one payment made in 2007. The 2008 distributions, totaling $624 thousand and $997 thousand, were paid from cash from 2007 and 2008 operations, respectively; and the 2007 distribution, totaling $935 thousand, was paid from cash from 2006 operations. The distributions were based on cash available net of any short-term payables and reserves as determined by the General Partner.

Results of Operations

As of December 31, 2008, ninety-seven percent (97%) of the Partnership’s operating lease assets portfolio (as a percentage of total equipment cost) were leased to lessees in the rail transportation industry.

Cost reimbursements to the General Partner are based on its costs incurred in performing administrative services for the Partnership. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

2008 versus 2007

The Partnership had net income of $72 thousand and $349 thousand for the years ended December 31, 2008 and 2007, respectively. The 2008 results primarily reflect a net increase in operating expenses combined with a decline in total revenues when compared to prior year.

Revenues

Total revenues for the year ended December 31, 2008 decreased by $65 thousand, or 2%, as compared to prior year. The net decline in revenues was primarily a result of decreases in operating lease revenues and interest income offset, in part, by an increase in other revenues.

The year over year decline in operating lease revenues and interest income totaled $113 thousand and $25 thousand, respectively. The decrease in operating lease revenues was primarily due to run-off and continued dispositions of lease assets; while the decrease in interest income was primarily a result of the lower interest rate environment offset, in part, by higher average cash balances during 2008 as compared to prior year.

Other revenues increased by $76 thousand as the Partnership recorded revenues related to the resolution of items held in suspense during the third quarter of 2008 and a reversal of an accrued liability during the second quarter of 2008 as estimated amounts were adjusted to actual.

Expenses

Total expenses for the year ended December 31, 2008 increased by $212 thousand, or 7%, as compared to prior year. The net rise in expenses was primarily a result of increases in cost reimbursements to AFS, railcar maintenance and other expenses offset, in part, by decreases in outside services expense and professional fees, management fees paid to AFS and other management fees, interest expense and depreciation expense.

Costs reimbursed to AFS, railcar maintenance and other expenses increased by $276 thousand, $117 thousand and $23 thousand, respectively.

The increase in costs reimbursed to AFS was primarily a result of a refinement of cost allocation methodologies by the General Partner which resulted in higher costs allocated to the Fund. The refinement of cost allocation methodologies is intended to ensure that Fund management costs are allocated appropriately. This process is continuous and is evaluated, analyzed and modified as necessary. Railcar maintenance expense increased mostly due to the timing of required repairs during 2008 as compared to prior year, the aging of the Fund’s lease asset portfolio, and the impact of inflation on maintenance costs. Other expense was higher in 2008, as compared to 2007, largely due to increases in the allowance for doubtful accounts, bank charges and property taxes offset, in part, by a decline in insurance costs.

The aforementioned increases in expenses were partially offset by decreases in outside services expense and professional fees totaling $106 thousand, management fees paid to AFS and other management fees totaling $39 thousand, interest expense totaling $39 thousand and depreciation expense totaling $20 thousand.

Outside services expense and professional fees decreased primarily due to the elimination of costs associated with the audit and restatement of the Partnership’s prior years’ financial statements, which were completed by the third quarter of 2007. Management fees paid to AFS and other management fees decreased due to the continued runoff of the Partnership’s lease assets, including railcars managed by an outside party for the benefit of the Partnership. Interest expense decreased due to the approximately $759 thousand year over year reduction in the Partnership’s outstanding non-recourse debt; and depreciation expense declined due to the continued decline of the equipment portfolio resulting from run-off and sales.

Recent Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP No. 157-3”), which clarifies the application of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), when the market for a financial asset is inactive. Specifically, FSP No. 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP No. 157-3 is effective immediately and was adopted by the Partnership on October 1, 2008. The adoption of FSP No. 157-3 did not have a significant effect on the Partnership’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. The Partnership is in the final stages of liquidation and does not anticipate the adoption of SFAS 141R to impact its financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS 157. This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which defers the effective date of SFAS 157 as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. On January 1, 2008, the Partnership adopted the provisions of SFAS 157 except as it applies to its investment in leases, and other nonfinancial assets and nonfinancial liabilities as noted in FSP No. 157-2. The partial adoption of SFAS 157 did not have a significant effect on the Partnership’s financial position, results of operations or cash flows. The Partnership is in the process of evaluating the impact of the deferred provisions of SFAS 157.

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

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes, and determination of the allowance for doubtful accounts.

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred.

The utilization percentage for leased assets was 93% and 100% for each of the years ended December 31, 2008 and 2007, respectively. It has been the Partnership’s objective to maintain a 100% utilization rate for all equipment purchased in that year. All equipment transactions were acquired subject to binding lease commitments.

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

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 12 through 26.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners

ATEL Cash Distribution Fund V, L.P.

We have audited the accompanying balance sheets of ATEL Cash Distribution Fund V, L.P. (“Partnership”) as of December 31, 2008 and 2007, and the related statements of income, changes in partners’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Management of the Partnership’s General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Cash Distribution Fund V, L.P. as of December 31, 2008 and 2007, and the related statements of income, changes in partners’ capital, and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP

San Francisco, California

March 16, 2009

ATEL CASH DISTRIBUTION FUND V, L.P.

BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

(In Thousands)

	2008	2007
ASSETS
Cash and cash equivalents	$675	$1,167
Accounts receivable, net of allowance for doubtful accounts of $8 at December 31, 2008 and $110 at December 31, 2007	186	393
Prepaid expenses	4	4
Investments in equipment and leases, net of accumulated depreciation of $14,537 at December 31, 2008 and $13,310 at December 31, 2007	6,003	7,526

Total assets	$6,868	$9,090

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$41	$58
Other	215	184
Accrued interest payable	5	8
Non-recourse debt	1,142	1,901
Unearned operating lease income	107	32

Total liabilities	1,510	2,183

Commitments and contingencies
Partners’ capital:
General Partner	199	198
Limited Partners	5,159	6,709

Total Partners’ capital	5,358	6,907

Total liabilities and Partners’ capital	$6,868	$9,090

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(In Thousands Except for Units and Per Unit Data)

	2008	2007
Revenues:
Leasing activities:
Operating leases	$2,986	$3,099
Gain on sales of assets	98	101
Interest income	17	42
Other	82	6

Total revenues	3,183	3,248
Expenses:
Depreciation of operating lease assets	1,473	1,493
Cost reimbursements to General Partner	552	276
Professional fees	112	137
Railcar maintenance	516	399
Interest expense	75	114
Equipment and incentive management fees to General Partner	126	153
Other management fees	92	104
Outside services	95	176
Other	70	47

Total expenses	3,111	2,899

Net income	$72	$349

Net income:
General Partner	$1	$3
Limited Partners	71	346

	$72	$349

Net income per Limited Partnership Unit	$0.01	$0.03
Weighted average number of Units outstanding	12,471,600	12,471,600

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(In Thousands Except for Units and Per Unit Data)

	Limited Partners		General Partner	Total
	Units	Amount
Balance December 31, 2006	12,471,600	$7,298	$195	$7,493
Distributions to Limited Partners ($0.08 per Unit)	—	(935)	—	(935)
Net income	—	346	3	349

Balance December 31, 2007	12,471,600	6,709	198	6,907
Distributions to Limited Partners ($0.13 per Unit)	—	(1,621)	—	(1,621)
Net income	—	71	1	72

Balance December 31, 2008	12,471,600	$5,159	$199	$5,358

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(In Thousands)

	2008	2007
Operating activities:
Net income	$72	$349
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation of operating lease assets	1,473	1,493
Gain on sales of assets	(98)	(101)
Provision for (reversal of provision for) doubtful accounts	7	(29)
Changes in operating assets and liabilities:
Accounts receivable	200	(15)
Prepaid expenses	—	36
Accounts payable and accruals:
General Partner	(17)	(26)
Affiliates	—	(72)
Other	31	(163)
Accrued interest payable	(3)	(3)
Unearned operating lease income	75	(63)

Net cash provided by operating activities	1,740	1,406

Investing activities:
Proceeds from sales of lease assets	148	174
Improvements of equipment on operating leases	—	(72)

Net cash provided by investing activities	148	102

Financing activities:
Repayments of non-recourse debt	(759)	(743)
Distributions to Limited Partners	(1,621)	(935)

Net cash used in financing activities	(2,380)	(1,678)

Net decrease in cash and cash equivalents	(492)	(170)
Cash and cash equivalents at beginning of year	1,167	1,337

Cash and cash equivalents at end of year	$675	$1,167

Supplemental disclosures of cash flow information:
Cash paid during the year for taxes	$5	$8

Cash paid during the year for interest	$78	$118

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

The Partnership conducted a public offering of 12,500,000 Limited Partnership Units (“Units”) at a price of $10 per Unit. On March 19, 1993, subscriptions for the minimum number of Units, 120,000, or $1.2 million, had been received. On that date, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). As of November 15, 1994, the Partnership had received and accepted subscriptions for 12,500,000, or $125 million in addition to the Initial Limited Partners’ Units and the offering was terminated. As of December 31, 2008, 12,471,600 Units were issued and outstanding.

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

Pursuant to the Partnership Agreement, AFS receives compensation and reimbursements for services rendered on behalf of the Partnership (Note 6). AFS is required to maintain in the Partnership reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of AFS.

As of December 31, 2008, the Partnership is in the final stages of its liquidation phase as defined in the Partnership Agreement.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2008 and 2007, and the related statements of income, changes in partners’ capital and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the Unites States of America (“GAAP”). Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on equity or net income.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes, and determination of the allowance for doubtful accounts.

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments, such as U.S. Treasury instruments, with original and/or purchased maturities of ninety days or less.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Credit risk:

Financial instruments that potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Partnership places the majority of its cash deposits and temporary cash investments in U.S. Treasury denominated instruments with the remainder placed in financial institutions where the principal is 100% guaranteed under the Troubled Asset Relief Program Act of 2008 (“TARP”), so as to meet ongoing working capital requirements. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries related to equipment on operating leases.

Accounts receivable:

Accounts receivable represent the amounts billed under operating lease contracts which are currently due to the Partnership. Allowances for doubtful accounts are typically established based on historical charge-off and collection experience and the collectability of specifically identified lessees and invoiced amounts. Accounts receivable deemed uncollectible are charged-off to the allowance on a specific identification basis. Amounts recovered that were previously written-off are recorded as other income in the period received.

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

Income taxes:

Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. All income and losses of the Partnership are the liability of the individual partners and are allocated to the partners for inclusion in their individual tax returns. Accordingly, the Partnership has provided current income and franchise taxes for only those states which levy taxes on partnerships. Interest and penalties on such taxes are considered to be insignificant. For the years ended December 31, 2008 and 2007, income taxes and franchise taxes totaled $2 thousand and $8 thousand, respectively.

The tax bases of the Partnership’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2008 and 2007 as follows (in thousands):

	2008	2007
Financial statement basis of net assets	$5,358	$6,907
Tax basis of net assets (unaudited)	16,928	17,310

Difference (unaudited)	$(11,570)	$(10,403)

The primary differences between the tax basis of the net assets and the amounts recorded in the financial statements are the result of differences in the adjustments related to lease revenues and accounting for depreciation methods used in the financial statements and the Partnership’s tax returns.

The following reconciles the net income reported in these financial statements to the net income reported on the Partnership’s federal tax return (unaudited) for each of the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Net income per financial statements	$72	$349
Tax adjustments (unaudited):
Adjustment to depreciation expense	1,143	953
Provision for losses and doubtful accounts	(102)	(15)
Adjustments to lease revenues	76	(230)
Gain on sale of assets	50	71
Other	—	(158)

Net income per federal tax return (unaudited)	$1,239	$970

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Per unit data:

Net income and distributions per unit are based upon the weighted average number of Limited Partners’ units outstanding during the period.

Recent accounting pronouncements:

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP No. 157-3”), which clarifies the application of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), when the market for a financial asset is inactive. Specifically, FSP No. 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP No. 157-3 is effective immediately and was adopted by the Partnership on October 1, 2008. The adoption of FSP No. 157-3 did not have a significant effect on the Partnership’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. The Partnership is in the final stages of liquidation and does not anticipate the adoption of SFAS 141R to impact its financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS 157. This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which defers the effective date of SFAS 157 as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. On January 1, 2008, the Partnership adopted the provisions of SFAS 157 except as it applies to its investment in leases, and other nonfinancial assets and nonfinancial liabilities as noted in FSP No. 157-2. The partial adoption of SFAS 157 did not have a significant effect on the Partnership’s financial position, results of operations or cash flows. The Partnership is in the process of evaluating the impact of the deferred provisions of SFAS 157.

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

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

3. Concentration of credit risk and major customers (continued):

As of December 31, 2008 and 2007, 97% and 95% of the Partnership’s operating lease assets (as a percentage of total equipment cost) were leased to lessees in the rail transportation industry.

Three customers comprised 72% and 68% of the Partnership’s revenues from leases during 2008 and 2007, respectively, as follows:

Lessee	Type of Equipment	Percentage of Total Lease Revenues
		2008	2007
Union Pacific Railroad Company	Railcars	29%	27%
Central States	Railcars	22%	21%
Interstate Commodities	Railcars	21%	20%

4. Allowance for doubtful accounts:

Activities on the allowance for doubtful accounts are as follows (in thousands):

Allowance for doubtful accounts
Balance January 1, 2007	$138
Adjustments to provision	(28)

Balance December 31, 2007	110
Adjustments to provision	7
Charge-offs	(109)

Balance December 31, 2008	$8

5. Investments in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2007	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2008
Net investment in operating leases	$7,517	$(354)	$(1,471)	$5,692
Assets held for sale or lease, net of accumulated depreciation of $1,065 in 2008 and $26 in 2007	9	304	(2)	311

Total	$7,526	$(50)	$(1,473)	$6,003

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of these reviews, management determined that no impairment losses existed in either 2008 or 2007. Depreciation expense on property subject to operating leases and property held for lease or sale was approximately $1.5 million for each of the years ended December 31, 2008 and 2007, respectively.

All of equipment on lease was acquired in the years 1993 through 2004.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

5. Investments in equipment and leases, net (continued):

Operating leases:

Investment in operating lease equipment, net consists of the following (in thousands):

	Balance December 31, 2007	Additions	Reclassifications or Dispositions	Balance December 31, 2008
Transportation, rail	$20,153	$—	$(1,630)	$18,523
Containers	648	—	(6)	642

	20,801	—	(1,636)	19,165
Less accumulated depreciation	(13,284)	(1,471)	1,282	(13,473)

Total	$7,517	$(1,471)	$(354)	$5,692

The average estimated residual value for assets on operating leases was 19% and 20% of the assets’ original cost at December 31, 2008 and 2007, respectively.

At December 31, 2008, the aggregate amounts of future minimum lease payments under operating leases are as follows (in thousands):

Operating Leases
Year ending December 31, 2009	$2,488
2010	1,459
2011	709
2012	155

$4,811

The Partnership utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows (in years):

Equipment category	Useful Life
Transportation, rail	30 -35
Containers	7 - 10

6. Related party transactions:

The terms of the Partnership Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment acquisition, management and resale, and for management of the Partnership.

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

Each of ATEL Leasing Corporation (“ALC”) and AFS is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Partnership. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; investor relations, communications services and general administrative services are performed by AFS.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

6. Related party transactions (continued):

Cost reimbursements to the General Partner are based on its costs incurred in performing administrative services for the Partnership. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

Incentive management fees are computed as 5% of distributions of cash from operations, as defined in the Partnership Agreement and equipment management fees are computed as 5% of gross revenues from operating leases, as defined in the Partnership Agreement plus 2% of gross revenues from full payout leases, as defined in the Partnership Agreement.

During the years ended December 31, 2008 and 2007, AFS and/or affiliates earned fees, commissions and reimbursements pursuant to the Partnership Agreement as follows (in thousands):

	2008	2007
Cost reimbursements to General Partner	$552	$276
Equipment and incentive management fees to General Partner	126	153

	$678	$429

7. Non-recourse debt:

At December 31, 2008, non-recourse debt consists of a note payable to a financial institution. The note is due in monthly installments. Interest on the note is at a fixed rate of 5.0%. The note is secured by assignments of lease payments and pledges of assets. At December 31, 2008, gross lease rentals totaled approximately $1.2 million over the remaining lease terms; and the carrying value of the pledged assets was approximately $1.9 million. The note matures in 2010.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2009	$798	$39	$837
2010	344	4	348

	$1,142	$43	$1,185

8. Guarantees:

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

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

9. Partners’ capital:

As of December 31, 2008, 12,471,600 Units were issued and outstanding (including the Units issued to the Initial Limited Partners).

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

Third, AFS will receive as Incentive Management Compensation, the following:

(A)	10% of remaining Cash from Operations and

(B)	15% of remaining Cash from Sales or Refinancing; and

Fourth, the balance to the Limited Partners.

Distributions to Limited Partners were as follows (in thousands except Units and per Unit data):

	2008	2007
Distributions declared	$1,621	$935
Weighted average number of Units outstanding	12,471,600	12,471,600

Weighted average distributions per Unit	$0.13	$0.08

10. Fair value of financial instruments:

On January 1, 2008, the Company adopted SFAS 157, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP No. 157-2 and FSP No. 157-1. SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. The three levels of inputs within the fair value hierarchy are defined as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuations in which all significant inputs are observable in the market.

Level 3 – Valuation is modeled using significant inputs that are unobservable in the market. These unobservable inputs reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability.

At December 31, 2008, the Company had no financial assets or liabilities that require measurement on a recurring or non-recurring basis under SFAS 157.

Alternatively, the following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”). Fair value estimates, methods and assumptions, set forth below for the Company’s financial instruments, are made solely to comply with the requirements of SFAS No. 107 and should be read in conjunction with the Company’s financial statements and related notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

10. Fair value of financial instruments (continued):

The Company has determined the estimated fair value amounts by using market information and valuation methodologies that it considers appropriate consistent with SFAS 157. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize or has realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For all of these reasons, the aggregation of the fair values presented herein does not represent, and should not be construed to represent, their underlying value.

Cash and cash equivalents:

The recorded amounts of the Company’s cash and cash equivalents at December 31, 2008 approximate fair value because of the liquidity and short-term maturity of these instruments.

Non-recourse debt:

The fair value of the Company’s non-recourse debt is estimated using discounted cash flow analyses, based upon the Company’s estimated current incremental borrowing rates for similar types of borrowing arrangements.

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of December 31, 2008 and 2007. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents estimated fair values of the Company’s financial instruments in accordance with SFAS 107 at December 31, 2008 and 2007 (in thousands):

	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$675	$675	$1,167	$1,167

Financial liabilities:
Non-recourse debt	1,142	1,173	1,901	1,927

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A(T).	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the General Partner is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Partnership, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2008. The internal control process of the General Partner, as it is applicable to the Partnership, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

All internal control processes, no matter how well designed, have inherent limitations. Therefore, even those processes determined to be effective can provide only reasonable assurance with respect to the reliability of financial statement preparation and presentation. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management of the General Partner assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of December 31, 2008. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the General Partner concluded that the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, was effective as of December 31, 2008.

This annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS

The registrant is a Limited Partnership and, therefore, has no officers or directors.

All of the outstanding capital stock of ATEL Financial Services, LLC (“AFS”) (the General Partner) is held by ATEL Capital Group (“ACG”), a holding Partnership formed to control ATEL and affiliated companies. The outstanding voting capital stock of ACG is owned 100% by Dean L. Cash.

Each of ATEL Leasing Corporation (“ALC”) and AFS is a subsidiary under the control of ACG and performs services for the Partnership. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; investor relations, communications services and general administrative services are performed by AFS. ATEL Securities Corporation (“ASC”), a wholly-owned subsidiary of AFS, performed distribution services in connection with the Partnership’s public offering of its Units.

The officers and directors of ACG and its affiliates are as follows:

Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (General Partner)

Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (General Partner)

Vasco H. Morais	Executive Vice President, Secretary and General Counsel of ATEL Financial Services, LLC (General Partner)

Dean L. Cash, age 58, joined ATEL as director of marketing in 1980 and became a vice president in 1981, executive vice president in 1983 and a director in 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 55, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management Partnership, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the Partnership. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 50, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

Audit Committee

ALC is the managing member of AFS, the General Partner of the registrant. The board of directors of ALC acts as the audit committee of the registrant. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of ALC and are deemed to be financial experts. They are not independent of the Partnership.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5, the Partnership is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2008.

Code of Ethics

A Code of Ethics that is applicable to the Partnership, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its General Partner, AFS, or persons acting in such capacity on behalf of the Partnership, is included as Exhibit 14.1 to this report.

Item 11.	EXECUTIVE COMPENSATION

The registrant is a Limited Partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its Affiliates. The amount of such remuneration paid for the years ended December 31, 2008 and 2007 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to the Financial Statements — Related party transactions,” at Note 6 thereof, which information is hereby incorporated by reference.

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

Equipment Management Fees

As compensation for its services rendered generally in managing or supervising the management of the Partnership’s equipment and in supervising other ongoing services and activities including, among others, arranging for necessary maintenance and repair of equipment, collecting revenue, paying operating expenses, determining the equipment is being used in accordance with all operative contractual arrangements, property and sales tax monitoring and preparation of financial data, AFS or its affiliates are entitled to receive management fees which are payable for each fiscal quarter and are to be in an amount equal to (i) 5% of the gross lease revenues from “operating” leases and (ii) 2% of gross lease revenues from “full payout” leases which contain net lease provisions. See Note 6 to the financial statements included at Item 8, Financial Statements and Supplementary Data, of this report for amounts paid.

Incentive Management Fees

As compensation for its services rendered in establishing and maintaining the composition of the Partnership’s equipment portfolio and its acquisition and debt strategies and supervising fund administration including supervising the preparation of reports and maintenance of financial and operating data of the Partnership, Securities and Exchange Commission and Internal Revenue Service filings, returns and reports, AFS is entitled to receive the Partnership management fee which shall be payable for each fiscal quarter and shall be an amount equal to 5% of distributions of cash from operations until such time as the Limited Partners have received aggregate distributions of cash from operations in an amount equal to their original invested capital plus a 10% per annum return on their average adjusted invested capital (as defined in the Partnership Agreement). Thereafter, the incentive management fee shall be 15% of all distributions of cash from operations, sales or refinancing. See Note 6 to the financial statements included at Item 8, Financial Statements and Supplementary Data, of this report for amounts paid.

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

General Partner’s Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 99% to the Limited Partners and 1% to AFS. See the statements of income included in Item 8, Financial Statements and Supplementary Data, of this report for the amounts allocated to the General and Limited Partners in 2008 and 2007.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2008, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

The responses to Item 1 of this report under the caption “Equipment Leasing Activities,” Item 8 of this report under the caption “Financial Statements and Supplemental Data—Notes to the Financial Statements—Related party transactions” at Note 6 thereof, and Item 11 of this report under the caption “Executive Compensation,” are hereby incorporated by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the most recent two years, the Partnership incurred audit fees with its principal auditors as follows (in thousands):

	2008	2007
Audit fees	$25	$24
Other	6	—

	$31	$24

Audit Fees consist of the aggregate fees and expenses billed in connection with the audit of the Partnership’s annual financial statements and review of the financial statements included in the Partnership’s quarterly reports on Form 10-Q.

Other fees represent costs incurred in connection with various Agree-Upon Procedures engagements.

ALC is the managing member of AFS, the General Partner of the registrant. The board of directors of ALC acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of ALC acting on behalf of the board of directors of ALC in its role as the audit committee of the Partnership.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules
1.	Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2008 and 2007

Statements of Income for the years ended December 31, 2008 and 2007

Statements of Changes in Partners’ Capital for the years ended December 31, 2008 and 2007

Statements of Cash Flows for the years ended December 31, 2008 and 2007

Notes to Financial Statements

2.	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)	Exhibits

(3) and (4) Agreement of Limited Partnership, included as exhibit B to the Prospectus filed as exhibit 28.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 33-53162), is hereby incorporated herein by reference

(14.1) Code of Ethics

(31.1) Certification of Dean L. Cash pursuant to Rules 13a-14(a)/15d-14(a)

(31.2) Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a)/15d-14(a)

(32.1) Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350

(32.2) Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2009

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

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash	President and Chief Executive Officer of ATEL	March 16, 2009
Dean L. Cash	Financial Services, LLC (General Partner)

/s/ Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (General Partner)	March 16, 2009
Paritosh K. Choksi

/s/ Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (General Partner)	March 16, 2009
Samuel Schussler

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.