Form 10-Q
period 2009-03-31
ATEL CASH DISTRIBUTION FUND V L P
filed 2009-05-14
CIK 892875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2009

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of Limited Partnership Units outstanding as of April 30, 2009 was 12,471,600.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CASH DISTRIBUTION FUND V, L.P.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL CASH DISTRIBUTION FUND V, L.P.

BALANCE SHEETS

MARCH 31, 2009 AND DECEMBER 31, 2008

(In Thousands)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$904	$675
Accounts receivable, net of allowance for doubtful accounts of $0 at March 31, 2009 and $8 at December 31, 2008	168	186
Prepaid expenses	2	4
Investments in equipment and leases, net of accumulated depreciation of $14,806 at March 31, 2009 and $14,537 at December 31, 2008	5,618	6,003

Total assets	$6,692	$6,868

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$51	$41
Due to affiliates	1	—
Other	216	215
Accrued interest payable	4	5
Non-recourse debt	946	1,142
Unearned operating lease income	110	107

Total liabilities	1,328	1,510

Commitments and contingencies
Partners’ capital:
General Partner	199	199
Limited Partners	5,165	5,159

Total Partners’ capital	5,364	5,358

Total liabilities and Partners’ capital	$6,692	$6,868

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2009 AND 2008

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three months ended March 31,
	2009	2008
Revenues:
Leasing activities:
Operating leases	$675	$750
Gain on sales of assets, net	47	44
Interest income	—	7

Total revenues	722	801
Expenses:
Depreciation of operating lease assets	361	375
Cost reimbursements to General Partner	148	144
Professional fees	21	65
Railcar maintenance	101	123
Interest expense	13	22
Equipment and incentive management fees to General Partner	20	35
Other management fees	24	22
Outside services	26	24
Other	2	23

Total expenses	716	833

Net income (loss)	$6	$(32)

Net income (loss):
General Partner	$—	$—
Limited Partners	6	(32)

	$6	$(32)

Net income (loss) per Limited Partnership Unit	$0.00	$0.00
Weighted average number of Units outstanding	12,471,600	12,471,600

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2008

AND FOR THE THREE MONTHS

ENDED MARCH 31, 2009

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Limited Partners		General Partner
	Units	Amount		Total
Balance December 31, 2007	12,471,600	$6,709	$198	$6,907
Distributions to Limited Partners ($0.13 per Unit)	—	(1,621)	—	(1,621)
Net income	—	71	1	72

Balance December 31, 2008	12,471,600	5,159	199	5,358
Net income	—	6	—	6

Balance March 31, 2009	12,471,600	$5,165	$199	$5,364

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2009 AND 2008

(In Thousands)

(Unaudited)

	Three months ended March 31,
	2009	2008
Operating activities:
Net income (loss)	$6	$(32)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Depreciation of operating lease assets	361	375
Gain on sales of assets, net	(47)	(44)
Reversal of provision for doubtful accounts	(8)	—
Changes in operating assets and liabilities:
Accounts receivable	26	62
Prepaid expenses	2	2
Accounts payable and accruals:
General Partner	10	55
Affiliates	1	1
Other	1	28
Accrued interest payable	(1)	(1)
Unearned operating lease income	3	80

Net cash provided by operating activities	354	526

Investing activities:
Proceeds from sales of lease assets	71	70

Net cash provided by investing activities	71	70

Financing activities:
Repayments of non-recourse debt	(196)	(187)
Distributions to Limited Partners	—	(624)

Net cash used in financing activities	(196)	(811)

Net increase (decrease) in cash and cash equivalents	229	(215)
Cash and cash equivalents at beginning of period	675	1,167

Cash and cash equivalents at end of period	$904	$952

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$14	$23

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

The Partnership conducted a public offering of 12,500,000 Limited Partnership Units (“Units”) at a price of $10 per Unit. On March 19, 1993, subscriptions for the minimum number of Units, 120,000, or $1.2 million, had been received. On that date, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). As of November 15, 1994, the Partnership had received and accepted subscriptions for 12,500,000, or $125 million in addition to the Initial Limited Partners’ Units and the offering was terminated. As of March 31, 2009, 12,471,600 Units were issued and outstanding.

The Partnership’s principal objectives have been to invest in a diversified portfolio of equipment that (i) preserves, protects and returns the Partnership’s invested capital; (ii) generates distributions to the partners of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), which ended December 31, 2000; and (iii) provides additional distributions following the Reinvestment Period and until all equipment has been sold. The Partnership is governed by its Limited Partnership Agreement (“Partnership Agreement”).

Pursuant to the Partnership Agreement, AFS receives compensation and reimbursements for services rendered on behalf of the Partnership (Note 4). The Partnership is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of AFS.

As of March 31, 2009, the Partnership is in the liquidation phase of its life cycle as defined in the Partnership Agreement and is making distributions on an annual basis.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results for the year ending December 31, 2009.

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

Recent accounting pronouncements:

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009 and will be adopted by the Partnership for its second quarter 2009 interim reporting period. The Partnership is currently evaluating the effect of adopting FSP No. 157-4 on its financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“the FSP”). The FSP requires disclosures about fair value of financial instruments whenever summarized financial information for interim reporting periods is presented. Entities shall disclose the methods and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in methods and significant assumptions, if any, during the period. The FSP is effective for interim reporting periods ending after June 15, 2009. Accordingly, the FSP is effective for the Partnership’s second quarter 2009 interim reporting period and the relevant disclosures will be added at such time.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. SFAS 141R will impact the Partnership only if it elects to enter into a business combination subsequent to December 31, 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FSP No. FAS 157-2, which defers the effective date of SFAS 157 as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. On January 1, 2008, the Partnership adopted the provisions of SFAS 157 except as it applies to its investment in equipment and leases, and other nonfinancial assets and nonfinancial liabilities as noted in FSP No. 157-2. The deferred provisions of SFAS 157 were implemented effective January 1, 2009 without significant effect on the Partnership’s financial position, results of operations or cash flows.

3. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2008	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2009
Net investment in operating leases	$5,692	$(16)	$(361)	$5,315
Assets held for sale or lease, net of accumulated depreciation of $1,037 at March 31, 2009 and $1,065 at December 31, 2008	311	(8)	—	303

Total	$6,003	$(24)	$(361)	$5,618

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for sale or lease. As a result of these reviews, management determined that no impairment losses existed in the three month periods ended March 31, 2009 and 2008. Depreciation expense on property subject to operating leases and property held for lease or sale was $361 thousand and $375 thousand for the three months ended March 31, 2009 and 2008, respectively.

All of the leased property was acquired in the years 1993 through 2004.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net (continued):

Operating leases:

Equipment on operating leases consists of the following (in thousands):

	Balance December 31, 2008	Additions	Reclassifications or Dispositions	Balance March 31, 2009
Transportation, rail	$18,523	$—	$(35)	$18,488
Containers	642	—	(46)	596

	19,165	—	(81)	19,084
Less accumulated depreciation	(13,473)	(361)	65	(13,769)

Total	$5,692	$(361)	$(16)	$5,315

The average estimated residual value for assets on operating leases was 18% and 19% of the assets’ original cost at March 31, 2009 and December 31, 2008, respectively.

At March 31, 2009, the aggregate amounts of future minimum lease payments under operating leases are as follows (in thousands):

Operating Leases
Nine months ending December 31, 2009	$1,903
Year ending December 31, 2010	1,455
2011	709
2012	155

$4,222

The Partnership utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows (in years):

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

Each of ATEL Leasing Corporation (“ALC”) and AFS is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Partnership. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; investor relations, communications and general administrative services are performed by AFS.

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

During the three month periods ended March 31, 2009 and 2008, AFS and/or affiliates earned fees, commissions and reimbursements pursuant to the Partnership Agreement as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Cost reimbursements to General Partner	$148	$144
Equipment and incentive management fees to General Partner	20	35

	$168	$179

5. Non-recourse debt:

At March 31, 2009, non-recourse debt consists of a note payable to a financial institution. The note is due in monthly installments. Interest on the note is at a fixed rate of 5.0%. The note is secured by assignments of lease payments and pledges of assets. At March 31, 2009, gross lease rentals totaled approximately $976 thousand over the remaining lease terms; and the carrying value of the pledged assets was approximately $1.8 million. The note matures in 2010.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2009	$602	$26	$628
Year ended December 31, 2010	344	4	348

	$946	$30	$976

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

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

7. Partners’ Capital:

As of March 31, 2009, 12,471,600 Units were issued and outstanding (including the 50 Units issued to the Initial Limited Partners).

As defined in the Limited Partnership Agreement, the Partnership’s Net Income, Net Losses, and Tax Credits are to be allocated 99% to the Limited Partners and 1% to AFS. The Limited Partnership Agreement allows the Partnership to make an allocation of income to AFS in order to maintain the capital account of AFS at zero. In accordance with the terms of the Limited Partnership Agreement, additional allocations of income were made to AFS in 2009 and 2008. The amounts allocated were determined so as to bring AFS’s ending capital account balance to zero at the end of each year.

As defined in the Limited Partnership Agreement, available Cash from Operations and Cash from Sales and Refinancing are to be distributed as follows:

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

Third, AFS will receive as Incentive Management Compensation, the following:

(A)	10% of remaining Cash from Operations and

(B)	15% of remaining Cash from Sales or Refinancing; and

Fourth, the balance to the Limited Partners.

Distributions to the Limited Partners were as follows (in thousands except units and per unit data):

	Three Months Ended March 31,
	2009	2008
Distributions	$—	$624
Weighted average number of Units outstanding	12,471,600	12,471,600

Weighted average distributions per Unit	$—	$0.05

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (“MD&A”) and elsewhere in this Form 10-Q, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, the economic recession and changes in general economic conditions, including, fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Partnership’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Partnership’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, other than as required by law.

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

The Partnership may continue until December 31, 2013. However, pursuant to the guidelines of the Limited Partnership Agreement (“Partnership Agreement”), the Partnership began to liquidate its assets and distribute the proceeds thereof after the end of the Reinvestment Period which ended in December 2000.

As of March 31, 2009, the Partnership remains in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. The Partnership continues to generally make distributions on an annual basis or at the discretion of the General Partner.

Results of Operations

The three months ended March 31, 2009 versus the three months ended March 31, 2008

The Partnership had net income of $6 thousand for the first quarter of 2009 compared to a net loss of $32 thousand for the first quarter of 2008. The results for the first quarter of 2009 reflect a decrease in total operating expenses offset, in part, by a decline in revenues when compared to the first quarter of 2008.

Revenues

Total revenues for the first quarter of 2009 decreased by $79 thousand, or 10%, as compared to the prior year period primarily due to a $75 thousand decline in revenues from operating leases. The reduction in revenues from operating leases was primarily attributable to run-off and dispositions of lease assets.

Expenses

Total expenses for the first quarter of 2009 decreased by $117 thousand, or 14%, as compared to the prior year period. The net reduction in expenses was primarily a result of decreases in professional fees, railcar maintenance, other expenses, management fees paid to AFS and depreciation expense.

Professional fees declined by $44 thousand primarily as a result of a period over period reduction in audit related fees. Similarly, railcar maintenance expense decreased by $22 thousand primarily due to the continued run-off and dispositions of the Partnership’s fleet of railcars; and other expenses declined by $21 thousand largely due to a period over period decrease in bank charges and property taxes combined with a reduction in the provision for doubtful accounts as payments totaling $8 thousand were received on previously reserved delinquent invoices.

In addition, both management fees paid to AFS and depreciation expense decreased by $15 thousand and $14 thousand, respectively, as a result of the continued runoff of the Partnership’s lease assets during the Fund’s liquidation phase.

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

The change in the Partnership’s cash flow for the three months ended March 31, 2009 when compared to the three months ended March 31, 2008 is as follows:

•	Operating Activities

Cash provided by operating activities decreased by $172 thousand, or 33%, for the first quarter of 2009 as compared to the prior year period. The net decrease in cash flow was attributable to a decrease in unearned operating lease income, a period over period reduction in accounts payable and accrued liabilities, and a decline in collections of accounts receivable totaling $77 thousand, $72 thousand and $36 thousand, respectively. These decreases were offset, in part, by a $13 thousand increase in net operating results, as adjusted for non-cash revenue and expense items such as gains on sales of assets and depreciation expense.

The period over period decrease in unearned rents was primarily due to a $71 thousand prepayment of railcar rents received from a major lessee during the first quarter of 2008. Similarly, the period over period decline in accounts payable and accrued liabilities was largely due to an $82 thousand quarter-end accrual related to invoice payables to AFS and affiliates that were recorded during the first quarter of 2008; and the decline in collections of accounts receivable was primarily due to the collection of rents receivable originating in 2007 during the first quarter of 2008.

The aforementioned decreases in cash flow were partially offset by a period over period improvement in net operating results, as adjusted for non-cash items. The improvement in operating results was primarily due to the net decline in operating expenses.

•	Investing Activities

Cash provided by investing activities was relatively flat at $71 thousand for the first quarter of 2009 as compared to $70 thousand for the prior year period. Cash flow for both periods was solely comprised of proceeds from the sales of lease assets.

•	Financing Activities

Net cash used in financing activities decreased by $615 thousand, or 76%, for the first quarter of 2009 as compared to the first quarter of 2008 primarily due to the timing of payments of distributions to the Limited Partners. The annual distribution for 2007 was paid during the first quarter of 2008.

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

The Partnership currently has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. AFS envisions no such requirements for operating purposes. For detailed information on the Partnership’s debt obligations, see Note 5 to the financial statements, Non-recourse debt, as set forth in Item 1, Financial Statements.

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the second quarter of 1993. At March 31, 2009, the Partnership had no commitments to purchase leased assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new leased assets.

Item 4.	Controls and procedures.

Evaluation of disclosure controls and procedures

The Partnership’s General Partner’s President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer and Chief Operating Officer (“Management”), evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on the evaluation of the Partnership’s disclosure controls and procedures, Management concluded that as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective.

The Partnership does not control the financial reporting process, and is solely dependent on the Management of the General Partner, which is responsible for providing the Partnership with financial statements in accordance with generally accepted accounting principles in the United States. The General Partner’s disclosure controls and procedures, as it is applicable to the Partnership, were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

Date: May 13, 2009

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