Form 10-Q
period 2009-06-30
ATEL CASH DISTRIBUTION FUND V L P
filed 2009-08-13
CIK 892875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2009

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

The number of Limited Partnership Units outstanding as of July 31, 2009 was 12,471,600.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CASH DISTRIBUTION FUND V, L.P.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL CASH DISTRIBUTION FUND V, L.P.

BALANCE SHEETS

JUNE 30, 2009 AND DECEMBER 31, 2008

(In Thousands)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$987	$675
Accounts receivable, net of allowance for doubtful accounts of $0 at June 30, 2009 and $8 at December 31, 2008	174	186
Prepaid expenses	1	4
Investments in equipment and leases, net of accumulated depreciation of $15,150 at June 30, 2009 and $14,537 at December 31, 2008	5,255	6,003

Total assets	$6,417	$6,868

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$27	$41
Other	217	215
Accrued interest payable	3	5
Non-recourse debt	748	1,142
Unearned operating lease income	107	107

Total liabilities	1,102	1,510

Commitments and contingencies
Partners’ capital:
General Partner	199	199
Limited Partners	5,116	5,159

Total Partners’ capital	5,315	5,358

Total liabilities and Partners’ capital	$6,417	$6,868

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2009 AND 2008

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues:
Leasing activities:
Operating leases	$677	$785	$1,352	$1,535
Gain on sales of assets	7	24	54	68
Interest income	—	5	—	12
Other	—	29	—	29

Total revenues	684	843	1,406	1,644
Expenses:
Depreciation of operating lease assets	361	390	722	765
Cost reimbursements to General Partner	150	133	298	277
Professional fees	9	29	30	94
Railcar maintenance	119	108	220	231
Interest expense	10	20	23	42
Equipment and incentive management fees to General Partner	21	36	41	71
Other management fees	19	7	43	29
Outside services	20	30	46	54
Other	24	9	26	32

Total expenses	733	762	1,449	1,595

Net (loss) income	$(49)	$81	$(43)	$49

Net (loss) income:
General Partner	$—	$1	$—	$1
Limited Partners	(49)	80	(43)	48

	$(49)	$81	$(43)	$49

Net income per Limited Partnership Unit	$0.00	$0.01	$0.00	$0.00
Weighted average number of Units outstanding	12,471,600	12,471,600	12,471,600	12,471,600

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2008

AND FOR THE SIX MONTHS

ENDED JUNE 30, 2009

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Limited Partners		General Partner
	Units	Amount		Total
Balance December 31, 2007	12,471,600	$6,709	$198	$6,907
Distributions to Limited Partners ($0.13 per Unit)	—	(1,621)	—	(1,621)
Net income	—	71	1	72

Balance December 31, 2008	12,471,600	5,159	199	5,358
Net loss	—	(43)	—	(43)

Balance June 30, 2009	12,471,600	$5,116	$199	$5,315

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2009 AND 2008

(In Thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Operating activities:
Net (loss) income	$(49)	$81	$(43)	$49
Adjustment to reconcile net (loss) income to cash provided by operating activities:
Depreciation of operating lease assets	361	390	722	765
Gain on sales of assets	(7)	(24)	(54)	(68)
Reversal of provision for doubtful accounts	—	—	(8)	—
Changes in operating assets and liabilities:
Accounts receivable	(6)	110	20	172
Prepaid expenses	1	2	3	4
Accounts payable and accruals:
General Partner	(24)	(58)	(14)	(3)
Affiliates	(1)	—	—	1
Other	1	(78)	2	(50)
Accrued interest payable	(1)	(1)	(2)	(2)
Unearned operating lease income	(3)	(78)	—	2

Net cash provided by operating activities	272	344	626	870

Investing activities:
Proceeds from sales of lease assets	9	32	80	102

Net cash provided by investing activities	9	32	80	102

Financing activities:
Repayments of non-recourse debt	(198)	(188)	(394)	(375)
Distributions to Limited Partners	—	—	—	(624)

Net cash used in financing activities	(198)	(188)	(394)	(999)

Net increase (decrease) in cash and cash equivalents	83	188	312	(27)
Cash and cash equivalents at beginning of period	904	952	675	1,167

Cash and cash equivalents at end of period	$987	$1,140	$987	$1,140

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$5	$5	$5	$5

Cash paid during the period for interest	$10	$21	$24	$44

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

1. Organization and partnership matters:

ATEL Cash Distribution Fund V, L.P. (the “Partnership” or the “Fund”) was formed under the laws of the State of California in September 1992. The Partnership was formed for the purpose of engaging in the sale of limited partnership investment units and acquiring equipment to engage in equipment leasing and sales activities. The Partnership may continue until December 31,2013. The General Partner of the Partnership is ATEL Financial Services, LLC (“AFS”), a California limited liability company. Prior to converting to a limited liability company structure, AFS was formerly known as ATEL Financial Corporation.

The Partnership conducted a public offering of 12,500,000 Limited Partnership Units (“Units”) at a price of $10 per Unit. On March 19, 1993, subscriptions for the minimum number of Units, 120,000, or $1.2 million, had been received. On that date, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). As of November 15, 1994, the Partnership had received and accepted subscriptions for 12,500,000, or $125 million in addition to the Initial Limited Partners’ Units and the offering was terminated. As of June 30, 2009, 12,471,600 Units were issued and outstanding.

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

As of June 30, 2009, the Partnership is in the liquidation phase of its life cycle as defined in the Partnership Agreement and is making distributions on an annual basis or at the discretion of the General Partner.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results for the year ending December 31, 2009.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on equity or net income.

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

Certain of the Partnership’s lessee customers may have international operations. In these instances, the Partnership is aware that certain equipment, primarily rail and transportation, may periodically exit the country. However, these lessee customers are based in the United States, and it is impractical for the Partnership to track, on an asset-by-asset, day-by-day basis, where these assets are deployed.

The primary geographic regions in which the Partnership sought leasing opportunities were North America and Europe. Currently, 100% of the Partnership’s operating revenues are from customers domiciled in North America.

Per Unit data:

Net income (loss) and distributions per Unit are based upon the weighted average number of Limited Partners’ Units outstanding during the period.

Recent accounting pronouncements:

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles,” a replacement of FASB Statement No. 162. The Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This statement is not intended to change existing GAAP and as such will not have an impact on the financial statements of the Partnership.

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Partnership adopted SFAS 165 for its second quarter 2009 interim reporting period. The adoption of SFAS 165 did not have a significant impact on the Partnership’s financial position, results of operations or cash flows. See Note 9.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009 and has been adopted by the Partnership for its second quarter 2009 interim reporting period. The adoption of FSP No. 157-4 had no impact on the Partnership’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“the FSP”). The FSP requires disclosures about fair value of financial instruments whenever summarized financial information for interim reporting periods is presented. Entities shall disclose the methods and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in methods and significant assumptions, if any, during the period. The FSP is effective for interim reporting periods ending after June 15, 2009. The Partnership adopted the provisions of the FSP for its second quarter 2009 interim reporting period without significant effect on the Partnership’s financial position, results of operations or cash flows.

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

3. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2008	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2009
Net investment in operating leases	$5,692	$(18)	$(722)	$4,952
Assets held for sale or lease, net of accumulated depreciation of $1,037 at June 30, 2009 and $1,065 at December 31, 2008	311	(8)	—	303

Total	$6,003	$(26)	$(722)	$5,255

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net (continued):

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for sale or lease. As a result of these reviews, management determined that no impairment losses existed in the three and six month periods ended June 30, 2009 and 2008. Depreciation expense on property subject to operating leases and property held for lease or sale was $361 thousand and $390 thousand for the respective three months ended June 30, 2009 and 2008, and was $722 thousand and $765 thousand for the respective six months ended June 30, 2009 and 2008.

All of the leased property was acquired in the years 1993 through 2004.

Operating leases:

Equipment on operating leases consists of the following (in thousands):

	Balance December 31, 2008	Additions	Reclassifications or Dispositions	Balance June 30, 2009
Transportation, rail	$18,523	$—	$(35)	$18,488
Containers	642	—	(65)	577

	19,165	—	(100)	19,065
Less accumulated depreciation	(13,473)	(722)	82	(14,113)

Total	$5,692	$(722)	$(18)	$4,952

The average estimated residual value for assets on operating leases was 18% and 19% of the assets’ original cost at June 30, 2009 and December 31, 2008, respectively.

At June 30, 2009, the aggregate amounts of future minimum lease payments under operating leases are as follows (in thousands):

Operating Leases
Six months ending December 31, 2009	$1,236
Year ending December 31, 2010	1,455
2011	709
2012	155

$3,555

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

During the three and six months ended June 30, 2009 and 2008, AFS and/or affiliates earned fees, commissions and reimbursements pursuant to the Partnership Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost reimbursements to General Partner	$150	$133	$298	$277
Equipment and incentive management fees to General Partner	21	36	41	71

	$171	$169	$339	$348

5. Non-recourse debt:

At June 30, 2009, non-recourse debt consists of a note payable to a financial institution. The note is due in monthly installments. Interest on the note is at a fixed rate of 5.0%. The note is secured by assignments of lease payments and pledges of assets. At June 30, 2009, gross lease rentals totaled approximately $767 thousand over the remaining lease terms; and the carrying value of the pledged assets was approximately $1.6 million. The note matures in 2010.

The non-recourse note payable does not contain any material financial covenant. The note is secured by a lien granted by the Partnership to the non-recourse lender on (and only on) the discounted lease transaction. The lender has recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. The non-recourse obligation is payable solely out of this specific security and the Partnership does not guarantee (nor is the Partnership otherwise contractually responsible for) the payment of non-recourse note as a general obligation or liability of the Partnership. Although the Partnership does not have any direct general liability in connection with the non-recourse note apart from the security granted, the Partnership is directly and generally liable and responsible for certain representations, warranties, and covenants made to the lender, such as warranties as to genuineness of the transaction parties’ signatures, as to the genuineness of the lease chattel paper or the transaction as a whole, or as to the Partnership’s good title to or perfected interest in the secured collateral, as well as similar representations, warranties and covenants typically provided by non-recourse borrowers and customary in the equipment finance industry, and are viewed by the such industry as being consistent with a non-recourse discount financing obligation. Accordingly, as there are no financial covenants or ratios imposed on the Partnership in connection with this non-recourse obligation, the Partnership does not believe there are any material covenants that warrant footnote disclosure.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

5. Non-recourse debt (continued):

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2009	$404	$15	$419
Year ended December 31, 2010	344	4	348

	$748	$19	$767

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

7. Partners’ Capital:

As of June 30, 2009 and December 31, 2008, 12,471,600 Units were issued and outstanding (including the 50 Units issued to the Initial Limited Partners).

As defined in the Limited Partnership Agreement, the Partnership’s Net Income, Net Losses, and Tax Credits are to be allocated 99% to the Limited Partners and 1% to AFS. The Limited Partnership Agreement allows the Partnership to make an allocation of income to AFS in order to maintain the capital account of AFS at zero. In accordance with the terms of the Limited Partnership Agreement, additional allocations of income were made to AFS in 2008. The amounts allocated were determined so as to bring AFS’s ending capital account balance to zero at the end of each year.

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

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

7. Partners’ Capital (continued):

Distributions to the Limited Partners were as follows (in thousands except units and per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Distributions declared	$—	$—	$—	$624
Weighted average number of Units outstanding	12,471,600	12,471,600	12,471,600	12,471,600

Weighted average distributions per Unit	$—	$—	$—	$0.05

8. Fair value of financial instruments:

On January 1, 2008, the Partnership adopted SFAS 157, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP No. 157-2 and FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.” The Partnership implemented the deferred provisions of SFAS 157 on January 1, 2009. SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. The three levels of inputs within the fair value hierarchy are defined as follows:

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

Level 3 – Valuation is modeled using significant inputs that are unobservable in the market. These unobservable inputs reflect the Partnership’s own estimates of assumptions that market participants would use in pricing the asset or liability.

At June 30, 2009, the Partnership had no financial assets or liabilities that require measurement on a recurring or non-recurring basis under SFAS 157.

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

Alternatively, the following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”). Fair value estimates, methods and assumptions, set forth below for the Partnership’s financial instruments, are made solely to comply with the requirements of SFAS No. 107 and should be read in conjunction with the Partnership’s financial statements and related notes.

Cash and cash equivalents:

The recorded amounts of the Partnership’s cash and cash equivalents approximate fair value because of the liquidity and short-term maturity of these instruments.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

8. Fair value of financial instruments (continued):

Non-recourse debt:

The fair value of the Partnership’s non-recourse debt is estimated using discounted cash flow analyses, based upon the current market borrowing rates for similar types of borrowing arrangements.

Limitations

The fair value estimates presented herein were based on pertinent information available to the Partnership as of June 30, 2009 and December 31, 2008. Although the Partnership is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents estimated fair values of the Partnership’s financial instruments in accordance with SFAS 107 at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$987	$987	$675	$675
Financial liabilities:
Non-recourse debt	748	761	1,142	1,173

9. Subsequent events:

The Partnership has evaluated events subsequent to June 30, 2009 through August 12, 2009. No events were noted which would require disclosure in the footnotes to the financial statements.

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

As of June 30, 2009, the Partnership remains in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. The Partnership continues to generally make distributions on an annual basis or at the discretion of the General Partner.

Results of Operations

The three months ended June 30, 2009 versus the three months ended June 30, 2008

The Partnership had a net loss of $49 thousand for the second quarter of 2009 compared to net income of $81 thousand for the second quarter of 2008. The results for the second quarter of 2009 reflect a decrease in total revenues offset, in part, by a slight decline in total operating expenses when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2009 decreased by $159 thousand, or 19%, as compared to the prior year period. The decrease was primarily due to a $108 thousand decline in revenues from operating leases, a $29 thousand decrease in other revenues and a $17 thousand reduction in gain on sales of assets.

Operating lease revenue decreased primarily due to run-off and dispositions of lease assets. Other revenue declined largely due to a reversal of a $29 thousand prior period accrued liability during the second quarter of 2008. Finally, the gain on sales of assets decreased mainly due to the decrease in volume of assets sold during the second quarter of 2009 when compared to the prior year period.

Expenses

Total expenses for the second quarter of 2009 decreased by $29 thousand, or 4%, as compared to the prior year period. The net reduction in expenses was primarily a result of decreases in depreciation expense, professional fees, management fees, outside services and interest expense. These decreases in expense were partially offset by increases in costs reimbursed to AFS, other expense, other management fees and railcar maintenance.

Depreciation expense and management fees paid to AFS declined by $29 thousand and $15 thousand, respectively. The decreases in both expenses were primarily due to the continued runoff of the Partnership’s lease assets during its liquidation phase. Similarly, professional fees declined by $20 thousand primarily as a result of a period over period reduction in audit related fees; and outside services decreased by $10 thousand mainly due to the elimination of a contractual position utilized during the prior year period. Finally, interest expense decreased by $10 thousand largely due to the continued decline in outstanding non-recourse debt.

Partially offsetting the aforementioned decreases in expense were increases in costs reimbursed to AFS, other expense, other management fees and railcar maintenance totaling $17 thousand, $15 thousand, $12 thousand and $11 thousand, respectively. The increase in costs reimbursed to AFS was attributable to increased administrative costs; while the increase in other expense was mainly due to increased printing and postage expenses related to mailings of investor information. In addition, other management fees paid to a third party railcar manager, and railcar maintenance expense increased mostly due to increased overall costs related to managing, operating and maintaining the Partnership’s railcars.

The six months ended June 30, 2009 versus the six months ended June 30, 2008

The Partnership had a net loss of $43 thousand for the first six months of 2009 compared to net income of $49 thousand for the prior year period. The results for the first six months of 2009 reflect a decrease in total revenues offset, in part, by a decline in total operating expenses when compared to the same period of 2008.

Revenues

Total revenues for the first six months of 2009 decreased by $238 thousand, or 14%, as compared to the prior year period. The decline was comprised of a $183 thousand reduction in revenues from operating leases, a $29 thousand decline in other revenue, and decreases of $14 thousand and $12 thousand in gain on sales of assets and interest income, respectively.

The decrease in operating lease revenue was attributable to run-off and dispositions of lease assets. Other revenue declined mainly due to a reversal of a $29 thousand prior period accrued liability during the second quarter of 2008. In addition, gain on sales of assets declined mainly due to the decrease in volume of assets sold during the first half of 2009 when compared to the same period of 2008; and interest income declined due to the period over period decrease in the Partnership’s interest earning cash balances and the lower interest rate environment.

Expenses

Total expenses for the first six months of 2009 decreased by $146 thousand, or 9%, as compared to the prior year period. The net reduction in expenses was primarily a result of decreases in professional fees, depreciation expense, management fees paid to AFS, interest expense, and railcar maintenance offset, in part, by increases in costs reimbursed to AFS and other management fees.

Professional fees declined by $64 thousand primarily as a result of a period over period reduction in audit related fees. Similarly, both depreciation expense and management fees paid to AFS decreased by $43 thousand and $30 thousand, respectively, as a result of the continued runoff of the Partnership’s lease assets during the Fund’s liquidation phase. In addition, interest expense decreased by $19 thousand mainly due to the declining balance of the Partnership’s non-recourse debt; and railcar maintenance expense decreased by $11 thousand primarily due to the continued run-off and dispositions of the Partnership’s fleet of railcars.

The aforementioned decreases in expense were offset, in part, by a $21 thousand increase in costs reimbursed to AFS and a $14 thousand increase in other management fees. The increase in costs reimbursed to AFS was largely a result of increased administrative costs; and the increase in other management fees was attributable to increased fees paid to a third party railcar manager as previously discussed.

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

The changes in the Partnership’s cash flow for the three and six months ended June 30, 2009 when compared to the three and six months ended June 30, 2008 are as follows:

The three months ended June 30, 2009 versus the three months ended June 30, 2008

•	Operating Activities

Cash provided by operating activities decreased by $72 thousand, or 21%, for the second quarter of 2009 as compared to the prior year period. The net decrease in cash flow was mainly attributable to a $142 thousand decline in net operating results, as adjusted for non-cash revenue and expense items such as gains on sales of assets and depreciation expense, and a $116 thousand decline in collections of accounts receivable offset, in part, by a $112 thousand period over period increase in accounts payable and accrued liabilities, and a $75 thousand increase in unearned operating lease income.

The period over period decline in net operating results, as adjusted for non-cash items, was mainly due to a decline in operating lease revenues; and the decline in collections of accounts receivable was attributable to a higher amount of prior period revenue accruals collected during the second quarter of 2008 as compared to the second quarter of 2009.

As a partial offset to the aforementioned decreases in cash, accounts payable and accrued liabilities increased due to a period over period increase in accrued management and maintenance fees. In addition, a period over period reduction in amortization of prepaid rents improved cash flow during the first six months of 2009 when compared to the prior year period.

•	Investing Activities

Cash provided by investing activities for the second quarter of 2009 declined by $23 thousand, or 72%, when compared to the prior year period, primarily due to a decrease in proceeds from sales of lease assets, which declined on lower volume of containers sold during the second quarter of 2009 as compared to the same period in 2008.

•	Financing Activities

Net cash used in financing activities increased by $10 thousand, or 5%, for the second quarter of 2009 as compared to the second quarter of 2008. The increase in cash used (decline in cash) was mainly due to the higher amount of scheduled principal payments made on the Partnership’s non-recourse debt.

The six months ended June 30, 2009 versus the six months ended June 30, 2008

•	Operating Activities

Cash provided by operating activities decreased by $244 thousand, or 28%, for the first half of 2009 as compared to the prior year period. The net decrease in cash was mainly attributable to a $152 thousand decline in collections of accounts receivable combined with a $129 thousand decline in net operating results, as adjusted for non-cash revenue and expense items such as gains on sales of assets and depreciation expense. The decreases in cash were partially offset by a $40 thousand period over period increase in accounts payable and accrued liabilities.

The period over period decline in collections of accounts receivable was attributable to a higher amount of prior period revenue accruals collected during the first half of 2008 as compared to the first half of 2009; and the decrease in net operating results, as adjusted for non-cash items, was mainly due to a decline in operating lease revenues offset, in part, by reduced operating expenses.

Partially offsetting the aforementioned decreases in cash was an increase in accounts payable and accrued liabilities attributable to a period over period increase in accrued management and maintenance fees.

•	Investing Activities

Cash provided by investing activities for the first half of 2009 declined by $22 thousand, or 22%, when compared to the prior year period, primarily due to a decrease in proceeds from sales of lease assets, which declined on lower volume of containers sold during the first half of 2009 as compared to the same period in 2008.

•	Financing Activities

Net cash used in financing activities decreased by $605 thousand, or 61%, for the first six months of 2009 as compared to the first six months of 2008 primarily due to the timing of payments of distributions to the Limited Partners. The annual distribution for 2007 was paid during the first quarter of 2008.

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

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the second quarter of 1993. At June 30, 2009, the Partnership had no commitments to purchase leased assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new leased assets.

Item 4T.	Controls and procedures.

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

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

Date: August 12, 2009

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