Form 10-Q
period 2009-09-30
ATEL CASH DISTRIBUTION FUND V L P
filed 2009-11-13
CIK 892875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2009

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

The number of Limited Partnership Units outstanding as of October 31, 2009 was 12,471,600.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CASH DISTRIBUTION FUND V, L.P.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL CASH DISTRIBUTION FUND V, L.P.

BALANCE SHEETS

SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

(In Thousands)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$1,130	$675
Accounts receivable, net of allowance for doubtful accounts of $13 at September 30, 2009 and $8 at December 31, 2008	141	186
Prepaid expenses	7	4
Investments in equipment and leases, net of accumulated depreciation of $15,428 at September 30, 2009 and $14,537 at December 31, 2008	4,920	6,003

Total assets	$6,198	$6,868

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$37	$41
Due to Affiliates	1	—
Other	216	215
Accrued interest payable	2	5
Non-recourse debt	547	1,142
Unearned operating lease income	104	107

Total liabilities	907	1,510

Commitments and contingencies
Partners’ capital:
General Partner	199	199
Limited Partners	5,092	5,159

Total Partners’ capital	5,291	5,358

Total liabilities and Partners’ capital	$6,198	$6,868

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2009 AND 2008

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues:
Leasing activities:
Operating leases	$662	$707	$2,014	$2,242
Gain on sales of assets	10	14	64	82
Interest income	—	4	—	16
Other	1	53	1	82

Total revenues	673	778	2,079	2,422

Expenses:
Depreciation of operating lease assets	331	337	1,053	1,102
Cost reimbursements to General Partner	163	136	461	413
Professional fees	6	1	36	95
Railcar maintenance	119	163	339	394
Interest expense	8	18	31	60
Equipment and incentive management fees to General Partner	20	30	61	101
Other management fees	18	29	61	58
Outside services	4	22	50	76
Other	28	(2)	54	30

Total expenses	697	734	2,146	2,329

Net (loss) income	$(24)	$44	$(67)	$93

Net (loss) income:
General Partner	$—	$—	$—	$1
Limited Partners	(24)	44	(67)	92

	$(24)	$44	$(67)	$93

Net (loss) income per Limited Partnership Unit	$0.00	$0.00	$(0.01)	$0.01
Weighted average number of Units outstanding	12,471,600	12,471,600	12,471,600	12,471,600

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2008

AND FOR THE NINE MONTHS

ENDED SEPTEMBER 30, 2009

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Limited Partners		General Partner	Total
	Units	Amount
Balance December 31, 2007	12,471,600	$6,709	$198	$6,907
Distributions to Limited Partners ($0.13 per Unit)	—	(1,621)	—	(1,621)
Net income	—	71	1	72

Balance December 31, 2008	12,471,600	5,159	199	5,358
Net loss	—	(67)	—	(67)

Balance September 30, 2009	12,471,600	$5,092	$199	$5,291

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2009 AND 2008

(In Thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Operating activities:
Net (loss) income	$(24)	$44	$(67)	$93
Adjustment to reconcile net (loss) income to cash provided by operating activities:
Depreciation of operating lease assets	331	337	1,053	1,102
Gain on sales of assets	(10)	(14)	(64)	(82)
Provision (reversal of provision) for doubtful accounts	13	(7)	5	(7)
Changes in operating assets and liabilities:
Accounts receivable	20	37	40	209
Prepaid expenses	(6)	(6)	(3)	(2)
Accounts payable and accruals:
General Partner	10	(23)	(4)	(26)
Affiliates	1	(1)	1	—
Other	(1)	94	1	44
Accrued interest payable	(1)	—	(3)	(2)
Unearned operating lease income	(3)	73	(3)	75

Net cash provided by operating activities	330	534	956	1,404

Investing activities:
Proceeds from sales of lease assets	14	17	94	119

Net cash provided by investing activities	14	17	94	119

Financing activities:
Repayments of non-recourse debt	(201)	(191)	(595)	(566)
Distributions to Limited Partners	—	—	—	(624)

Net cash used in financing activities	(201)	(191)	(595)	(1,190)

Net increase in cash and cash equivalents	143	360	455	333
Cash and cash equivalents at beginning of period	987	1,140	675	1,167

Cash and cash equivalents at end of period	$1,130	$1,500	$1,130	$1,500

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$—	$—	$5	$5

Cash paid during the period for interest	$9	$18	$33	$62

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

The Partnership conducted a public offering of 12,500,000 Limited Partnership Units (“Units”) at a price of $10 per Unit. On March 19, 1993, subscriptions for the minimum number of Units, 120,000, or $1.2 million, had been received. On that date, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). As of November 15, 1994, the Partnership had received and accepted subscriptions for 12,500,000, or $125 million in addition to the Initial Limited Partners’ Units and the offering was terminated. As of September 30, 2009, 12,471,600 Units were issued and outstanding.

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

As of September 30, 2009, the Partnership is in the liquidation phase of its life cycle as defined in the Partnership Agreement and is making distributions on an annual basis or at the discretion of the General Partner.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The Partnership has prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on equity or net income.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

In preparing the accompanying unaudited financial statements, the Partnership has reviewed, as determined necessary by the General Partner, events that have occurred after September 30, 2009, up until the issuance of the financial statements, which occurred on November 12, 2009. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Recent accounting pronouncements:

The Generally Accepted Accounting Principles Topic of the FASB Accounting Standards Codification identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Partnership adopted the guidance for its third quarter 2009 interim reporting period. The adoption of the guidance did not have a significant impact on the Partnership’s financial position, results of operations or cash flows.

The Subsequent Events Topic of the FASB Accounting Standards Codification establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Partnership adopted the guidance for its second quarter 2009 interim reporting period. The adoption of the guidance did not have a significant impact on the Partnership’s financial position, results of operations or cash flows.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

The Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. The guidance is effective for interim and annual periods ending after June 15, 2009 and has been adopted by the Partnership for its second quarter 2009 interim reporting period with no impact on its financial position, results of operations or cash flows.

The Financial Instruments Topic of the FASB Accounting Standards Codification increases the frequency of fair value disclosures for financial instruments within the scope of the Topic from an annual basis to a quarterly basis. The guidance is effective for interim reporting periods ending after June 15, 2009. The Partnership adopted the guidance for its second quarter 2009 interim reporting period without significant effect on the Partnership’s financial position, results of operations or cash flows.

The Business Combinations Topic of the FASB Accounting Standards Codification establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The guidance also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. The guidance is effective for fiscal years beginning after December 15, 2008 and will impact the Partnership only if it elects to enter into a business combination subsequent to December 31, 2008.

The Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The guidance was to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB deferred the effective date of the guidance as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. On January 1, 2008, the Partnership adopted the provisions of the guidance except as it applies to its investment in equipment and leases, and other nonfinancial assets and nonfinancial liabilities. The deferred provisions of the guidance were implemented effective January 1, 2009 without significant effect on the Partnership’s financial position, results of operations or cash flows.

3. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2008	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2009
Net investment in operating leases	$5,692	$(22)	$(1,053)	$4,617
Assets held for sale or lease, net of accumulated depreciation of $1,038 at September 30, 2009 and $1,065 at December 31, 2008	311	(8)	—	303

Total	$6,003	$(30)	$(1,053)	$4,920

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net (continued):

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for sale or lease. As a result of these reviews, management determined that no impairment losses existed in the three and nine month periods ended September 30, 2009 and 2008. Depreciation expense on property subject to operating leases and property held for lease or sale was $331 thousand and $337 thousand for the respective three months ended September 30, 2009 and 2008, and was $1.1 million each for the respective nine months ended September 30, 2009 and 2008.

All of the leased property was acquired in the years 1993 through 2004.

Operating leases:

Equipment on operating leases consists of the following (in thousands):

	Balance December 31, 2008	Additions	Reclassifications or Dispositions	Balance September 30, 2009
Transportation, rail	$18,523	$—	$(35)	$18,488
Containers	642	—	(122)	520

	19,165	—	(157)	19,008
Less accumulated depreciation	(13,473)	(1,053)	135	(14,391)

Total	$5,692	$(1,053)	$(22)	$4,617

The average estimated residual value for assets on operating leases was 18% and 19% of the assets’ original cost at September 30, 2009 and December 31, 2008, respectively.

At September 30, 2009, the aggregate amounts of future minimum lease payments under operating leases are as follows (in thousands):

Operating Leases
Three months ending December 31, 2009	$597
Year ending December 31, 2010	1,455
2011	709
2012	155

$2,916

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

During the three and nine months ended September 30, 2009 and 2008, AFS and/or affiliates earned fees, commissions and reimbursements pursuant to the Partnership Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost reimbursements to General Partner	$163	$136	$461	$413
Equipment and incentive management fees to General Partner	20	30	61	101

	$183	$166	$522	$514

5. Non-recourse debt:

At September 30, 2009, non-recourse debt consists of a note payable to a financial institution. The note is due in monthly installments. Interest on the note is at a fixed rate of 5.0%. The note is secured by assignments of lease payments and pledges of assets. At September 30, 2009, gross lease rentals totaled approximately $557 thousand over the remaining lease terms; and the carrying value of the pledged assets was approximately $1.5 million. The note matures in 2010.

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

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

5. Non-recourse debt (continued):

similar representations, warranties and covenants typically provided by non-recourse borrowers and customary in the equipment finance industry, and are viewed by the industry as being consistent with a non-recourse discount financing obligation. Accordingly, as there are no financial covenants or ratios imposed on the Partnership in connection with this non-recourse obligation, the Partnership does not believe there are any material covenants that warrant footnote disclosure.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2009	$203	$6	$209
Year ended December 31, 2010	344	4	348

	$547	$10	$557

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

7. Partners’ Capital:

As of September 30, 2009 and December 31, 2008, 12,471,600 Units were issued and outstanding (including the 50 Units issued to the Initial Limited Partners).

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

8. Fair value of financial instruments:

Fair value measurements and disclosures are based on a fair value hierarchy as determined by significant inputs used to measure fair value. The three levels of inputs within the fair value hierarchy are defined as follows:

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

At September 30, 2009, the Partnership had no financial assets or liabilities that require measurement on a recurring or non-recurring basis.

The Partnership has determined the estimated fair value amounts by using market information and valuation methodologies that it considers appropriate and consistent with the fair value accounting guidance. Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Partnership could realize or has realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The following disclosure of the estimated fair value of financial instruments is made in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification. Fair value estimates, methods and assumptions, set forth below for the Partnership’s financial instruments, are made solely to comply with the requirements of the Financial Instruments Topic and should be read in conjunction with the Partnership’s financial statements and related notes.

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

Limitations

The fair value estimates presented herein were based on pertinent information available to the Partnership as of September 30, 2009 and December 31, 2008. Although the Partnership is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents estimated fair values of the Partnership’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,130	$1,130	$675	$675
Financial liabilities:
Non-recourse debt	547	555	1,142	1,173

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As of September 30, 2009, the Partnership remains in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. The Partnership continues to generally make distributions on an annual basis or at the discretion of the General Partner.

Results of Operations

The three months ended September 30, 2009 versus the three months ended September 30, 2008

The Partnership had a net loss of $24 thousand for the third quarter of 2009 compared to net income of $44 thousand for the third quarter of 2008. The results for the third quarter of 2009 reflect a decrease in total revenues offset, in part, by a reduction in total operating expenses when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2009 decreased by $105 thousand, or 13%, as compared to the prior year period. The decrease was primarily due to a $52 thousand decline in other revenue combined with a $45 thousand decline in revenues from operating leases.

Other revenue declined as the third quarter 2008 amount included revenues attributable to the resolution of items held in suspense; and operating lease revenue decreased largely due to continued run-off of the lease portfolio and dispositions of lease assets.

Expenses

Total expenses for the third quarter of 2009 decreased by $37 thousand, or 5%, as compared to the prior year period. The net reduction in expenses was primarily a result of decreases in railcar maintenance, outside services, other management fees, interest expense and management fees paid to AFS. These decreases in expense were partially offset by increases in other expense and costs reimbursed to AFS.

The decrease in railcar maintenance expense totaled $44 thousand and was largely attributable to run-off of the Partnership’s railcar portfolio. Outside services expense was reduced by $18 thousand mainly due to a period over period reduction in consulting fees. Management fees paid to a third party railcar manager declined by $11 thousand as the third quarter 2008 amount included payments of additional maintenance charges. Likewise, interest expense decreased by $10 thousand largely due to the continued decline in outstanding non-recourse debt; and management fees paid to AFS declined by $10 thousand mainly due to the continued decline in managed assets and related rents.

Partially offsetting the aforementioned decreases in expenses were increases in other expense and costs reimbursed to AFS totaling $30 thousand and $27 thousand, respectively. The increase in other expense was largely attributable to increased provision for delinquent receivables and increased printing and postage expenses related to mailings of investor information; while the increase in costs reimbursed to AFS was attributable to increased administrative costs.

The nine months ended September 30, 2009 versus the nine months ended September 30, 2008

The Partnership had a net loss of $67 thousand for the first nine months of 2009 compared to net income of $93 thousand for the prior year period. The results for the first nine months of 2009 reflect a decrease in total revenues offset, in part, by a decline in total operating expenses when compared to the same period of 2008.

Revenues

Total revenues for the first nine months of 2009 decreased by $343 thousand, or 14%, as compared to the prior year period. The decline was comprised of a $228 thousand reduction in revenues from operating leases, an $81 thousand decline in other revenue, and decreases of $18 thousand and $16 thousand in gain on sales of assets and interest income, respectively.

The decrease in operating lease revenue was attributable to run-off and dispositions of lease assets. Other revenue declined as the 2008 amount included revenues attributable to the resolution of items held in suspense and the reversal of a $29 thousand prior period accrued liability. In addition, gain on sales of assets declined mainly due to the decrease in volume of assets sold during the first nine months of 2009 when compared to the same period of 2008; and interest income declined due to the period over period decrease in the Partnership’s interest earning cash balances and the continued lower interest rate environment.

Expenses

Total expenses for the first nine months of 2009 decreased by $183 thousand, or 8%, as compared to the prior year period. The net reduction in expenses was primarily a result of decreases in professional fees, railcar maintenance expense, depreciation expense, management fees paid to AFS, interest expense, and outside services offset, in part, by increases in costs reimbursed to AFS and other expense.

Professional fees declined by $59 thousand primarily as a result of a period over period reduction in tax preparation and audit related fees; and railcar maintenance expense decreased by $55 thousand largely due to run-off of the railcar portfolio. Similarly, the continued run-off of the Partnership’s lease assets during the Fund’s liquidation phase resulted in a $49 thousand decrease in depreciation expense. Management fees paid to AFS decreased by $40 thousand due to the absence of current year incentive fees, as there have not been any distributions declared or paid through September 2009, combined with the continued decline in managed assets and related rents. In addition, interest expense decreased by $29 thousand mainly due to the declining balance of the Partnership’s non-recourse debt; and outside services was reduced by $26 thousand mainly due to a period over period reduction in consulting fees and the elimination of a consulting position utilized during the prior year period.

The aforementioned decreases in expense were offset, in part, by a $48 thousand increase in costs reimbursed to AFS and a $24 thousand increase in other expense. The increase in costs reimbursed to AFS was largely a result of increased administrative costs; and the increase in other expense was mainly due to increased provision for delinquent receivables and increased printing and postage expenses related to mailings of investor information.

Capital Resources and Liquidity

The liquidity of the Partnership varies, increasing to the extent cash flows from leases and proceeds from lease asset sales exceed expenses and decreasing as distributions are made to the partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The primary source of liquidity for the Partnership has been its cash flow from leasing activities. As the initial lease terms have expired, the Partnership ventured to re-lease or sell the equipment. Future liquidity will depend on the Partnership’s success in remarketing or selling the equipment as it comes off rental.

The changes in the Partnership’s cash flow for the three and nine months ended September 30, 2009 when compared to the three and nine months ended September 30, 2008 are as follows:

The three months ended September 30, 2009 versus the three months ended September 30, 2008

•	Operating Activities

Cash provided by operating activities decreased by $204 thousand, or 38%, for the third quarter of 2009 as compared to the prior year period. The net decrease in cash flow was mainly attributable to a $76 thousand decline in unearned operating lease income, a $60 thousand net decrease in accounts payable and accrued liabilities and a $50 thousand decrease in net operating results, as adjusted for non-cash revenue and expense items such as gains on sales of assets and depreciation expense.

Unearned rents decreased primarily as a result of a $70 thousand prepayment of railcar rents received in the third quarter of 2008 as opposed to none for 2009; while accounts payable and accrued liabilities declined mainly due to third quarter 2008 accruals related to unpaid distributions. The decrease in net operating results, as adjusted for non-cash items, was mainly due to a decline in operating lease revenues offset, in part, by reductions in certain operating expenses.

•	Investing Activities

Cash provided by investing activities for the third quarter of 2009 declined by $3 thousand, or 18%, when compared to the prior year period, primarily due to a decrease in proceeds from sales of lease assets, which declined on lower volume of containers sold during the third quarter of 2009 as compared to the same period in 2008.

•	Financing Activities

Net cash used in financing activities increased by $10 thousand, or 5%, for the third quarter of 2009 as compared to the third quarter of 2008. The increase in cash used (decline in cash flow) was mainly due to the higher amount of scheduled principal payments made on the Partnership’s non-recourse debt.

The nine months ended September 30, 2009 versus the nine months ended September 30, 2008

•	Operating Activities

Cash provided by operating activities decreased by $448 thousand, or 32%, for the first nine months of 2009 as compared to the prior year period. The net decrease in cash flow was mainly attributable to a $179 thousand decline in net operating results, as adjusted for non-cash revenue and expense items such as gains on sales of assets and depreciation expense, a $169 thousand reduction in collections of accounts receivable and a $78 thousand decrease in unearned rents.

The decrease in year-to-date net operating results, as adjusted for non-cash items, was mainly due to a decline in operating lease revenues offset, in part, by reductions in certain operating expenses. The period over period decline in collections of accounts receivable was attributable to a higher amount of prior period revenue accruals collected during the first nine months of 2008 as compared to the same period in 2009; and the decrease in unearned rents was primarily a result of a $70 thousand prepayment of railcar rents received in the third quarter of 2008 as opposed to none for 2009.

•	Investing Activities

Cash provided by investing activities for the nine months of 2009 declined by $25 thousand, or 21%, when compared to the prior year period, primarily due to a decrease in proceeds from sales of lease assets, which declined on lower volume of containers sold during the first nine months of 2009 as compared to the same period in 2008.

•	Financing Activities

Net cash used in financing activities decreased by $595 thousand, or 50%, for the first nine months of 2009 as compared to the first nine months of 2008 primarily due to the timing of payments of distributions to the Limited Partners. The annual distribution for 2007 was paid during the first quarter of 2008.

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

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the second quarter of 1993. At September 30, 2009, the Partnership had no commitments to purchase leased assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new leased assets.

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

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

Date: November 12, 2009

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