Form 10-Q
period 2010-03-31
ATEL CASH DISTRIBUTION FUND V L P
filed 2010-05-10
CIK 892875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2010

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

The number of Limited Partnership Units outstanding as of April 30, 2010 was 12,471,600.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CASH DISTRIBUTION FUND V, L.P.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL CASH DISTRIBUTION FUND V, L.P.

BALANCE SHEETS

MARCH 31, 2010 AND DECEMBER 31, 2009

(In Thousands)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$667	$592
Accounts receivable	106	61
Prepaid expenses	3	5
Investments in equipment and leases, net of accumulated depreciation of $16,007 at March 31, 2010 and $15,715 at December 31, 2009	4,300	4,610

Total assets	$5,076	$5,268

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$50	$71
Other	198	204
Accrued interest payable	1	1
Non-recourse debt	139	344
Unearned operating lease income	103	102

Total liabilities	491	722

Commitments and contingencies
Partners’ capital:
General Partner	199	199
Limited Partners	4,386	4,347

Total Partners’ capital	4,585	4,546

Total liabilities and Partners’ capital	$5,076	$5,268

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2010 AND 2009

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three months ended March 31,
	2010	2009
Revenues:
Leasing activities:
Operating leases	$663	$675
Gain on sales of assets, net	5	47

Total revenues	668	722

Expenses:
Depreciation of operating lease assets	308	361
Cost reimbursements to General Partner	76	148
Professional fees	20	21
Railcar maintenance	132	101
Interest expense	3	13
Equipment and incentive management fees to General Partner	20	20
Other management fees	22	24
Outside services	20	26
Other	28	2

Total expenses	629	716

Net income	$39	$6

Net income:
General Partner	$—	$—
Limited Partners	39	6

	$39	$6

Net income per Limited Partnership Unit	$0.00	$0.00
Weighted average number of Units outstanding	12,471,600	12,471,600

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2009

AND FOR THE THREE MONTHS

ENDED MARCH 31, 2010

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Limited Partners		General Partner	Total
	Units	Amount
Balance December 31, 2008	12,471,600	$5,159	$199	$5,358
Distributions to Limited Partners ($0.05 per Unit)	—	(624)	—	(624)
Net loss	—	(188)	—	(188)

Balance December 31, 2009	12,471,600	4,347	199	4,546
Net income	—	39	—	39

Balance March 31, 2010	12,471,600	$4,386	$199	$4,585

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2010 AND 2009

(In Thousands)

(Unaudited)

	Three months ended March 31,
	2010	2009
Operating activities:
Net income	$39	$6
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation of operating lease assets	308	361
Gain on sales of assets, net	(5)	(47)
Reversal of provision for doubtful accounts	—	(8)
Changes in operating assets and liabilities:
Accounts receivable	(45)	26
Prepaid expenses	2	2
Accounts payable and accruals:
General Partner	(21)	10
Affiliates	—	1
Other	(6)	1
Accrued interest payable	—	(1)
Unearned operating lease income	1	3

Net cash provided by operating activities	273	354

Investing activities:
Proceeds from sales of lease assets	7	71

Net cash provided by investing activities	7	71

Financing activities:
Repayments of non-recourse debt	(205)	(196)

Net cash used in financing activities	(205)	(196)

Net increase in cash and cash equivalents	75	229
Cash and cash equivalents at beginning of period	592	675

Cash and cash equivalents at end of period	$667	$904

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$5	$—

Cash paid during the period for interest	$3	$14

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

The Partnership conducted a public offering of 12,500,000 Limited Partnership Units (“Units”) at a price of $10 per Unit. On March 19, 1993, subscriptions for the minimum number of Units, 120,000, or $1.2 million, had been received. On that date, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). As of November 15, 1994, the Partnership had received and accepted subscriptions for 12,500,000, or $125 million in addition to the Initial Limited Partners’ Units and the offering was terminated. As of March 31, 2010, 12,471,600 Units were issued and outstanding.

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

As of March 31, 2010, the Partnership is in the liquidation phase of its life cycle as defined in the Partnership Agreement and is making distributions on an annual basis or at the discretion of the General Partner.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on equity or net income.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

In preparing the accompanying unaudited financial statements, the General Partner has reviewed events that have occurred after March 31, 2010, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Recent accounting pronouncements:

In February 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2010-09 “Subsequent Events - Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which amends FASB ASC Topic 855, Subsequent Events, so that SEC filers no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. ASU No. 2010-09 was effective immediately and was adopted by the Partnership for its year end 2009 reporting period with no impact on its financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosure about Fair Value Measurement” (“ASU 2010-06”). ASU 2010-06 requires additional disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements, and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements. Except for the Level 3 reconciliation disclosures, which will be effective for fiscal years beginning after December 15, 2010, the guidance became effective for the Partnership beginning January 1, 2010 and was adopted during the first quarter of 2010 with no impact on the Partnership’s financial position, results of operations or cash flows.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2009	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2010
Net investment in operating leases	$4,307	$286	$(308)	$4,285
Assets held for sale or lease, net of accumulated depreciation of $56 at March 31, 2010 and $1,037 at December 31, 2009	303	(288)	—	15

Total	$4,610	$(2)	$(308)	$4,300

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for sale or lease. As a result of these reviews, management determined that no impairment losses existed in the three month periods ended March 31, 2010 and 2009. Depreciation expense on property subject to operating leases and property held for lease or sale was $308 thousand and $361 thousand for the respective three months ended March 31, 2010 and 2009.

All of the leased property was acquired in the years 1993 through 2004.

Operating leases:

Equipment on operating leases consists of the following (in thousands):

	Balance December 31, 2009	Additions	Reclassifications or Dispositions	Balance March 31, 2010
Transportation, rail	$18,488	$—	$1,269	$19,757
Containers	497	—	(17)	480

	18,985	—	1,252	20,237
Less accumulated depreciation	(14,678)	(308)	(966)	(15,952)

Total	$4,307	$(308)	$286	$4,285

The average estimated residual value for assets on operating leases was 17% and 18% of the assets’ original cost at March 31, 2010 and December 31, 2009, respectively.

At March 31, 2010, the aggregate amounts of future minimum lease payments under operating leases are as follows (in thousands):

Operating Leases
Nine months ending December 31, 2010	$1,100
Year ending December 31, 2011	704
2012	191
2013	36
2014	36
2015	36
Thereafter	141

$2,244

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

During the three months ended March 31, 2010 and 2009, AFS and/or affiliates earned fees, commissions and reimbursements pursuant to the Partnership Agreement as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Cost reimbursements to General Partner	$76	$148
Equipment and incentive management fees to General Partner	20	20

	$96	$168

5. Non-recourse debt:

At March 31, 2010, non-recourse debt consists of a note payable to a financial institution. The note is due in monthly installments. Interest on the note is at a fixed rate of 5.0%. The note is secured by assignments of lease payments and pledges of assets. At March 31, 2010, gross lease rentals totaled approximately $139 thousand over the remaining lease terms; and the carrying value of the pledged assets was approximately $1.2 million. The note matures on May 1, 2010.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

5. Non-recourse debt (continued):

The non-recourse note payable does not contain any material financial covenant. The note is secured by a lien granted by the Partnership to the non-recourse lender on (and only on) the discounted lease transaction. The lender has recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. The non-recourse obligation is payable solely out of this specific security and the Partnership does not guarantee (nor is the Partnership otherwise contractually responsible for) the payment of non-recourse note as a general obligation or liability of the Partnership. Although the Partnership does not have any direct general liability in connection with the non-recourse note apart from the security granted, the Partnership is directly and generally liable and responsible for certain representations, warranties, and covenants made to the lender, such as warranties as to genuineness of the transaction parties' signatures, as to the genuineness of the lease chattel paper or the transaction as a whole, or as to the Partnership's good title to or perfected interest in the secured collateral, as well as similar representations, warranties and covenants typically provided by non-recourse borrowers and customary in the equipment finance industry, and are viewed by the industry as being consistent with a non-recourse discount financing obligation. Accordingly, as there are no financial covenants or ratios imposed on the Partnership in connection with this non-recourse obligation, the Partnership does not believe there are any material covenants that warrant footnote disclosure.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Period ending May 1, 2010	$139	$1	$140

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

7. Partners’ Capital:

As of March 31, 2010 and December 31, 2009, 12,471,600 Units were issued and outstanding (including the 50 Units issued to the Initial Limited Partners).

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

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

7. Partners’ Capital (continued):

As defined in the Limited Partnership Agreement, the Partnership’s Net Income, Net Losses, and Tax Credits are to be allocated 99% to the Limited Partners and 1% to AFS. The Limited Partnership Agreement allows the Partnership to make an allocation of income to AFS in order to maintain the capital account of AFS at zero. There were no such allocations made during the three months ended March 31, 2010 and 2009.

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

There were no distributions paid to the Limited Partners during the three months ended March 31, 2010 and 2009.

8. Fair value measurements:

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

Level 3 – Valuation is modeled using significant inputs that are unobservable in the market. These unobservable inputs reflect the Partnership's own estimates of assumptions that market participants would use in pricing the asset or liability.

At March 31, 2010 and 2009, the Partnership had no assets or liabilities that require measurement on a recurring or non-recurring basis.

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

8. Fair value measurements (continued):

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

Limitations

The fair value estimates presented herein were based on pertinent information available to the Partnership as of March 31, 2010 and December 31, 2009. Although the Partnership is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents estimated fair values of the Partnership’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$667	$667	$592	$592

Financial liabilities:
Non-recourse debt	139	139	344	348

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As of March 31, 2010, the Partnership remains in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. The Partnership continues to generally make distributions on an annual basis or at the discretion of the General Partner.

Results of Operations

The three months ended March 31, 2010 versus the three months ended March 31, 2009

The Partnership had net income totaling $39 thousand and $6 thousand for the first quarter of 2010 and 2009, respectively. The results for the first quarter of 2010 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2010 decreased by $54 thousand, or 7%, as compared to the prior year period. The decrease was comprised of a $42 thousand period over period decline in gains on sales of assets and a $12 thousand reduction in operating lease revenues.

Gains on sales of lease assets declined as fewer containers and no railcars were sold in the current quarter; and operating lease revenues decreased mainly due to a lower negotiated rate on a lease that renewed in 2009 and, albeit reduced, the continued sales of lease assets.

Expenses

Total expenses for the first quarter of 2010 decreased by $87 thousand, or 12%, as compared to the prior year period. The net reduction in expenses was primarily a result of decreases in costs reimbursed to AFS and depreciation expense offset, in part, by increases in railcar maintenance expense and other expense.

The period over period decrease in costs reimbursed to AFS totaled $72 thousand and was largely due to lower administrative costs allocated to the Fund as a result of a refinement of cost allocation methodologies employed by the General Partner; and, the reduction in depreciation expense totaled $53 thousand and was mainly a result of continued run-off and disposition of lease assets.

Partially offsetting the aforementioned decreases in expenses were increases in railcar maintenance expense and other expense totaling $31 thousand and $26 thousand, respectively. The increase in railcar maintenance expense was attributable to a period over period increase in leased railcar activity; while other expense increased as the first quarter 2009 amount included an $8 thousand recovery of a prior period provision related to delinquent receivables, combined with increased printing and postage costs related to mailings of investor information.

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

The changes in the Partnership’s cash flow for the three months ended March 31, 2010 as compared to the prior year period are as follows:

•	Operating Activities

Cash provided by operating activities decreased by $81 thousand, or 23%, for the first quarter of 2010 as compared to the prior year period. The net decrease in cash flow was mainly attributable to an unfavorable year over year three-month change in both accounts receivable and accounts payable activities offset, in part, by an increase in net operating results, as adjusted for non-cash revenue and expense items such as gains on sales of assets and depreciation expense.

The change in accounts receivable reduced cash flow by $71 thousand and was a result of higher level of billings accrued at March 31, 2010, combined with a lower amount of prior year accruals collected in the current quarter as compared to the prior year period. Likewise, the change in accounts payable reduced cash flow by $38 thousand largely due to a higher total amount of prior year accruals paid during the current quarter as compared to the first quarter of 2009. Such accruals primarily related to costs reimbursed to the General Partner.

Partially offsetting the aforementioned decreases in cash flow was a $30 thousand improvement in cash flow resulting from an increase in net operating results, as adjusted for non-cash items. The increase was largely due to reductions in certain operating expenses partially offset by a smaller decline in operating lease revenues.

•	Investing Activities

Cash provided by investing activities for the first quarter of 2010 declined by $64 thousand, or 90%, when compared to the prior year period, primarily due to a decrease in proceeds from sales of lease assets, which declined on lower volume of equipment sold during the first quarter of 2010 as compared to the same period in 2009.

•	Financing Activities

Net cash used in financing activities increased by $9 thousand, or 5%, for the first quarter of 2010 as compared to the prior year period. The increase in cash used (decline in cash flow) was mainly due to the higher amount of scheduled principal payments made on the Partnership’s non-recourse debt during the March 31, 2010 quarter.

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

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the second quarter of 1993. At March 31, 2010, the Partnership had no commitments to purchase leased assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new leased assets.

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

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Partnership. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Partnership’s financial position or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	[Reserved].

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Documents filed as a part of this report:

1.	Financial Statement Schedules

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

Date: May 7, 2010

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