Form 10-Q
period 2010-06-30
ATEL CASH DISTRIBUTION FUND V L P
filed 2010-08-11
CIK 892875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2010

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

The number of Limited Partnership Units outstanding as of July 31, 2010 was 12,471,600.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CASH DISTRIBUTION FUND V, L.P.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL CASH DISTRIBUTION FUND V, L.P.

BALANCE SHEETS

JUNE 30, 2010 AND DECEMBER 31, 2009

(In Thousands)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$860	$592
Accounts receivable	106	61
Prepaid expenses	1	5
Investments in equipment and leases, net of accumulated depreciation of $16,235 at June 30, 2010 and $15,715 at December 31, 2009	4,047	4,610

Total assets	$5,014	$5,268

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$30	$71
Other	195	204
Accrued interest payable	—	1
Non-recourse debt	—	344
Unearned operating lease income	98	102

Total liabilities	323	722

Commitments and contingencies
Partners’ capital:
General Partner	199	199
Limited Partners	4,492	4,347

Total Partners’ capital	4,691	4,546

Total liabilities and Partners’ capital	$5,014	$5,268

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2010 AND 2009

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
Leasing activities:
Operating leases	$640	$677	$1,303	$1,352
Gain on sales of assets	7	7	12	54
Other	1	—	1	—

Total revenues	648	684	1,316	1,406

Expenses:
Depreciation of operating lease assets	250	361	558	722
Cost reimbursements to General Partner	72	150	148	298
Professional fees	12	9	32	30
Railcar maintenance	115	119	247	220
Interest expense	—	10	3	23
Equipment and incentive management fees to General Partner	18	21	38	41
Other management fees	21	19	43	43
Outside services	20	20	40	46
Other	34	24	62	26

Total expenses	542	733	1,171	1,449

Net income (loss)	$106	$(49)	$145	$(43)

Net income (loss):
General Partner	$—	$—	$—	$—
Limited Partners	106	(49)	145	(43)

	$106	$(49)	$145	$(43)

Net income per Limited Partnership Unit	$0.01	$0.00	$0.01	$0.00
Weighted average number of Units outstanding	12,471,600	12,471,600	12,471,600	12,471,600

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2009

AND FOR THE

SIX MONTHS ENDED

JUNE 30, 2010

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Limited Partners		General Partner
	Units	Amount		Total
Balance December 31, 2008	12,471,600	$5,159	$199	$5,358
Distributions to Limited Partners ($0.05 per Unit)	—	(624)	—	(624)
Net loss	—	(188)	—	(188)

Balance December 31, 2009	12,471,600	4,347	199	4,546
Net income	—	145	—	145

Balance June 30, 2010	12,471,600	$4,492	$199	$4,691

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2010 AND 2009

(In Thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Operating activities:
Net income (loss)	$106	$(49)	$145	$(43)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Depreciation of operating lease assets	250	361	558	722
Gain on sales of assets	(7)	(7)	(12)	(54)
Reversal of provision for doubtful accounts	—	—	—	(8)
Changes in operating assets and liabilities:
Accounts receivable	—	(6)	(45)	20
Prepaid expenses	2	1	4	3
Accounts payable and accruals:
General Partner	(20)	(24)	(41)	(14)
Affiliates	—	(1)	—	—
Other	(3)	1	(9)	2
Accrued interest payable	(1)	(1)	(1)	(2)
Unearned operating lease income	(5)	(3)	(4)	—

Net cash provided by operating activities	322	272	595	626

Investing activities:
Proceeds from sales of lease assets	10	9	17	80

Net cash provided by investing activities	10	9	17	80

Financing activities:
Repayments of non-recourse debt	(139)	(198)	(344)	(394)

Net cash used in financing activities	(139)	(198)	(344)	(394)

Net increase in cash and cash equivalents	193	83	268	312
Cash and cash equivalents at beginning of period	667	904	592	675

Cash and cash equivalents at end of period	$860	$987	$860	$987

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$—	$5	$5	$5

Cash paid during the period for interest	$1	$10	$4	$24

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

The Partnership conducted a public offering of 12,500,000 Limited Partnership Units (“Units”) at a price of $10 per Unit. On March 19, 1993, subscriptions for the minimum number of Units, 120,000, or $1.2 million, had been received. On that date, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). As of November 15, 1994, the Partnership had received and accepted subscriptions for 12,500,000, or $125 million in addition to the Initial Limited Partners’ Units and the offering was terminated. As of June 30, 2010, 12,471,600 Units were issued and outstanding.

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

As of June 30, 2010, the Partnership is in the liquidation phase of its life cycle as defined in the Partnership Agreement and is making distributions on an annual basis or at the discretion of the General Partner.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on equity or net income.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies (continued):

In preparing the accompanying unaudited financial statements, the General Partner has reviewed events that have occurred after June 30, 2010, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2009	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2010
Net investment in operating leases	$4,307	$283	$(558)	$4,032
Assets held for sale or lease, net of accumulated depreciation of $56 at June 30, 2010 and $1,037 at December 31, 2009	303	(288)	—	15

Total	$4,610	$(5)	$(558)	$4,047

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for sale or lease. As a result of these reviews, management determined that no impairment losses existed in the three and six months ended June 30, 2010 and 2009. Depreciation expense on property subject to operating leases and property held for lease or sale was $250 thousand and $361 thousand for the respective three months ended June 30, 2010 and 2009, and was $558 thousand and $722 thousand for the respective six months ended June 30, 2010 and 2009.

All of the leased property was acquired in the years 1993 through 2004.

Operating leases:

Equipment on operating leases consists of the following (in thousands):

	Balance December 31, 2009	Additions	Reclassifications or Dispositions	Balance June 30, 2010
Transportation, rail	$18,488	$—	$1,269	$19,757
Containers	497	—	(43)	454

	18,985	—	1,226	20,211
Less accumulated depreciation	(14,678)	(558)	(943)	(16,179)

Total	$4,307	$(558)	$283	$4,032

The average estimated residual value for assets on operating leases was 17% and 18% of the assets’ original cost at June 30, 2010 and December 31, 2009, respectively.

At June 30, 2010, the aggregate amounts of future minimum lease payments under operating leases are as follows (in thousands):

Operating Leases
Six months ending December 31, 2010	$583
Year ending December 31, 2011	704
2012	191
2013	36
2014	36
2015	36
Thereafter	141

$1,727

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

During the three and six months ended June 30, 2010 and 2009, AFS and/or affiliates earned fees, commissions and reimbursements pursuant to the Partnership Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost reimbursements to General Partner	$72	$150	$148	$298
Equipment and incentive management fees to General Partner	18	21	38	41

	$90	$171	$186	$339

5. Non-recourse debt:

Non-recourse debt consisted of a note payable to a financial institution. The note was due in monthly installments. Interest on the note was at a fixed rate of 5.0%. The note was secured by assignments of lease payments and pledges of assets; and matured and was settled on May 1, 2010.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

7. Partners’ Capital:

As of June 30, 2010 and December 31, 2009, 12,471,600 Units were issued and outstanding (including the 50 Units issued to the Initial Limited Partners).

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

As defined in the Limited Partnership Agreement, the Partnership’s Net Income, Net Losses, and Tax Credits are to be allocated 99% to the Limited Partners and 1% to AFS. The Limited Partnership Agreement allows the Partnership to make an allocation of income to AFS in order to maintain the capital account of AFS at zero. There were no such allocations made during the respective three and six months periods ended June 30, 2010 and 2009.

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

There were no distributions paid to the Limited Partners during the three and six months ended June 30, 2010 and 2009.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

8. Fair value measurements:

Fair value measurements and disclosures are based on a fair value hierarchy as determined by significant inputs used to measure fair value. The three levels of inputs within the fair value hierarchy are defined as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, generally on a national exchange.

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

At June 30, 2010 and December 31, 2009, the Partnership had no assets or liabilities that require measurement at fair value on a recurring or non-recurring basis.

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

Limitations:

The fair value estimates presented herein were based on pertinent information available to the Partnership as of June 30, 2010 and December 31, 2009. Although the Partnership is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

8. Fair value measurements (continued):

The following table presents estimated fair values of the Partnership’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$860	$860	$592	$592

Financial liabilities:
Non-recourse debt	—	—	344	348

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As of June 30, 2010, the Partnership remains in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. The Partnership continues to generally make distributions on an annual basis or at the discretion of the General Partner.

Results of Operations

The three months ended June 30, 2010 versus the three months ended June 30, 2009

The Partnership had net income totaling $106 thousand for the second quarter of 2010 compared to a net loss of $49 thousand for the prior year period. The results for the second quarter of 2010 reflect a decrease in total operating expenses offset, in part, by a reduction in revenues when compared to the same period of 2009.

Revenues

Total revenues for the second quarter of 2010 decreased by $36 thousand, or 5%, as compared to the prior year period. The decrease was mainly due to a $37 thousand period over period decline in operating lease revenues resulting from a lower negotiated rate on a lease that renewed in 2009 and, albeit reduced, the continued sales of lease assets.

Expenses

Total expenses for the second quarter of 2010 decreased by $191 thousand, or 26%, as compared to the prior year period. The net reduction in expenses was primarily a result of decreases in depreciation expense and costs reimbursed to AFS totaling $111 thousand and $78 thousand, respectively.

The period over period decrease in depreciation expense was largely a result of asset dispositions combined with an increase in the number of assets that were fully depreciated during the period; and the decline in costs reimbursed to AFS was mainly due to lower administrative costs allocated to the Fund as a result of a refinement of cost allocation methodologies employed by the General Partner.

The six months ended June 30, 2010 versus the six months ended June 30, 2009

The Partnership had net income totaling $145 thousand for the six months ended June 30, 2010 compared to a net loss of $43 thousand for the prior year period. The results for the first half of 2010 reflect a decrease in total operating expenses offset, in part, by a reduction in revenues when compared to the same period of 2009.

Revenues

Total revenues for the first half of 2010 decreased by $90 thousand, or 6%, as compared to the prior year period. The decrease was mostly comprised of a $49 thousand period over period decline in operating lease revenues and a $42 thousand reduction in gain on sales of lease assets.

Operating lease revenues decreased mainly due to a lower negotiated rate on a lease that renewed in 2009 and, albeit reduced, the continued sales of lease assets. Gains on sales of lease assets declined as fewer containers and no railcars were sold in the first half of 2010.

Expenses

Total expenses for the first half of 2010 decreased by $278 thousand, or 19%, as compared to the prior year period. The net reduction in expenses was primarily a result of decreases in depreciation expense and costs reimbursed to AFS offset, in part, by increases in railcar maintenance expense and other expense.

The period over period decrease in depreciation expense totaled $164 thousand, or 23%, and was largely a result of asset dispositions combined with an increase in the number of assets that were fully depreciated during the period; and, the reduction in costs reimbursed to AFS totaled $150 thousand, or 50%, and was mainly due to lower administrative costs allocated to the Fund as a result of a refinement of cost allocation methodologies employed by the General Partner.

Partially offsetting the aforementioned decreases in expenses were increases in other expense and railcar maintenance expense totaling $36 thousand and $27 thousand, respectively. The increase in other expense was largely due to increased printing and postage costs. In addition, other expense during the first half of 2009 included an $8 thousand recovery of a prior period provision related to delinquent receivables. The increase in railcar maintenance expense was attributable to a period over period increase in leased railcar activity.

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

The changes in the Partnership’s cash flow for the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009 are as follows:

The three months ended June 30, 2010 versus the three months ended June 30, 2009

•	Operating Activities

Cash provided by operating activities increased by $50 thousand, or 18%, for the second quarter of 2010 as compared to the prior year period. The net increase in cash flow was mainly attributable to a $44 thousand increase in net operating results, as adjusted for non-cash revenue and expense items such as gains on sales of assets and depreciation expense, which improved due to reductions in certain operating expenses partially offset by a smaller decline in operating lease revenues.

•	Investing Activities

Cash provided by investing activities for the second quarter of 2010 was virtually unchanged when compared to the prior year period. Such cash represents proceeds from the sale of containers during both periods.

•	Financing Activities

Net cash used in financing activities decreased by $59 thousand, or 30%, for the second quarter of 2010 as compared to the prior year period. The decrease in cash used (increase in cash flow) was mainly due to the lower amount of scheduled principal payments made on the Partnership’s non-recourse debt which matured and was fully settled on May 1, 2010.

The six months ended June 30, 2010 versus the six months ended June 30, 2009

•	Operating Activities

Cash provided by operating activities decreased by $31 thousand, or 5%, for the first half of 2010 as compared to the prior year period. The net decrease in cash flow was mainly attributable to an unfavorable year over year six-month change in both accounts receivable and accounts payable activities offset, in part, by an increase in net operating results, as adjusted for non-cash revenue and expense items such as gains on sales of assets and depreciation expense.

The change in accounts receivable reduced cash flow by $65 thousand and was primarily a result of an increase in accrued billings during the first half of 2010 as compared to the prior year period. Likewise, the change in accounts payable reduced cash flow by $38 thousand largely due to a higher total amount of prior year accruals paid during the first half of 2010 versus 2009. Such accruals primarily related to costs reimbursed to the General Partner.

Partially offsetting the aforementioned decreases in cash flow was a $74 thousand improvement in cash flow resulting from an increase in net operating results, as adjusted for non-cash items. The increase was largely due to reductions in certain operating expenses partially offset by a smaller decline in operating lease revenues.

•	Investing Activities

Cash provided by investing activities for the first half of 2010 declined by $63 thousand, or 79%, when compared to the prior year period, primarily due to a decrease in proceeds from sales of lease assets, which declined on lower volume of equipment sold during the first half of 2010 as compared to the same period in 2009.

•	Financing Activities

Net cash used in financing activities decreased by $50 thousand, or 13%, for the first half of 2010 as compared to the prior year period. The decrease in cash used (increase in cash flow) was mainly due to the lower amount of scheduled principal payments made on the Partnership’s non-recourse debt which matured and was fully settled on May 1, 2010.

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

The Partnership currently has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. AFS envisions no such requirements for operating purposes. As of May 1, 2010, the Partnership has repaid all of its debt obligations.

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the second quarter of 1993. At June 30, 2010, the Partnership had no commitments to purchase leased assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new leased assets.

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

The Partnership does not control the financial reporting process, and is solely dependent on the Management of the General Partner, which is responsible for providing the Partnership with financial statements in accordance with generally accepted accounting principles in the United States. The General Partner’s disclosure controls and procedures, as applicable to the Partnership, were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

Date: August 11, 2010

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