Form 10-Q
period 2010-09-30
ATEL CASH DISTRIBUTION FUND V L P
filed 2010-11-15
CIK 892875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2010

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

The number of Limited Partnership Units outstanding as of October 31, 2010 was 12,471,600.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CASH DISTRIBUTION FUND V, L.P.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL CASH DISTRIBUTION FUND V, L.P.

BALANCE SHEETS

SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

(In Thousands)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$1,188	$592
Accounts receivable	94	61
Prepaid expenses	6	5
Investments in equipment and leases, net of accumulated depreciation of $16,422 at September 30, 2010 and $15,715 at December 31, 2009	3,845	4,610

Total assets	$5,133	$5,268

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$27	$71
Other	141	204
Accrued interest payable	—	1
Non-recourse debt	—	344
Unearned operating lease income	103	102

Total liabilities	271	722

Commitments and contingencies
Partners’ capital:
General Partner	199	199
Limited Partners	4,663	4,347

Total Partners’ capital	4,862	4,546

Total liabilities and Partners’ capital	$5,133	$5,268

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2010 AND 2009

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues:
Leasing activities:
Operating leases	$621	$662	$1,924	$2,014
Gain on sales of assets	8	10	20	64
Other	2	1	3	1

Total revenues	631	673	1,947	2,079

Expenses:
Depreciation of operating lease assets	205	331	763	1,053
Cost reimbursements to General Partner	74	163	222	461
Professional fees	3	6	35	36
Railcar maintenance	100	119	347	339
Interest expense	—	8	3	31
Equipment and incentive management fees to General Partner	18	20	56	61
Other management fees	21	18	64	61
Outside services	16	4	56	50
Other	23	28	85	54

Total expenses	460	697	1,631	2,146

Net income (loss)	$171	$(24)	$316	$(67)

Net income (loss):
General Partner	$—	$—	$—	$—
Limited Partners	171	(24)	316	(67)

	$171	$(24)	$316	$(67)

Net income (loss) per Limited Partnership Unit	$0.01	$0.00	$0.02	$(0.01)
Weighted average number of Units outstanding	12,471,600	12,471,600	12,471,600	12,471,600

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2009

AND FOR THE

NINE MONTHS ENDED

SEPTEMBER 30, 2010

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Limited Partners		General
	Units	Amount	Partner	Total
Balance December 31, 2008	12,471,600	$5,159	$199	$5,358
Distributions to Limited Partners ($0.05 per Unit)	—	(624)	—	(624)
Net loss	—	(188)	—	(188)

Balance December 31, 2009	12,471,600	4,347	199	4,546
Net income	—	316	—	316

Balance September 30, 2010	12,471,600	$4,663	$199	$4,862

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2010 AND 2009

(In Thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Operating activities:
Net income (loss)	$171	$(24)	$316	$(67)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Depreciation of operating lease assets	205	331	763	1,053
Gain on sales of assets	(8)	(10)	(20)	(64)
Provision for doubtful accounts	—	13	—	5
Changes in operating assets and liabilities:
Accounts receivable	12	20	(33)	40
Prepaid expenses	(5)	(6)	(1)	(3)
Accounts payable and accruals:
General Partner	(3)	10	(44)	(4)
Affiliates	—	1	—	1
Other	(54)	(1)	(63)	1
Accrued interest payable	—	(1)	(1)	(3)
Unearned operating lease income	5	(3)	1	(3)

Net cash provided by operating activities	323	330	918	956

Investing activities:
Proceeds from sales of lease assets	11	14	28	94
Improvements of equipment on operating leases	(6)	—	(6)	—

Net cash provided by investing activities	5	14	22	94

Financing activities:
Repayments of non-recourse debt	—	(201)	(344)	(595)

Net cash used in financing activities	—	(201)	(344)	(595)

Net increase in cash and cash equivalents	328	143	596	455
Cash and cash equivalents at beginning of period	860	987	592	675

Cash and cash equivalents at end of period	$1,188	$1,130	$1,188	$1,130

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$—	$—	$5	$5

Cash paid during the period for interest	$—	$9	$4	$33

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

The Partnership conducted a public offering of 12,500,000 Limited Partnership Units (“Units”) at a price of $10 per Unit. On March 19, 1993, subscriptions for the minimum number of Units, 120,000, or $1.2 million, had been received. On that date, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). As of November 15, 1994, the Partnership had received and accepted subscriptions for 12,500,000, or $125 million in addition to the Initial Limited Partners’ Units and the offering was terminated. As of September 30, 2010, 12,471,600 Units were issued and outstanding.

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

As of September 30, 2010, the Partnership is in the liquidation phase of its life cycle as defined in the Partnership Agreement and is making distributions on an annual basis or at the discretion of the General Partner.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies (continued):

In preparing the accompanying unaudited financial statements, the General Partner has reviewed events that have occurred after September 30, 2010, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2009	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2010
Net investment in operating leases	$4,307	$301	$(763)	$3,845
Assets held for sale or lease, net of accumulated depreciation of $0 at September 30, 2010 and $1,037 at December 31, 2009	303	(303)	—	—

Total	$4,610	$(2)	$(763)	$3,845

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for sale or lease. As a result of these reviews, management determined that no impairment losses existed in the three and nine months ended September 30, 2010 and 2009. Depreciation expense on property subject to operating leases and property held for lease or sale was $205 thousand and $331 thousand for the respective three months ended September 30, 2010 and 2009, and was $763 thousand and $1.1 million for the respective nine months ended September 30, 2010 and 2009.

All of the leased property was acquired in the years 1993 through 2004.

Operating leases:

Equipment on operating leases consists of the following (in thousands):

	Balance December 31, 2009	Additions	Reclassifications or Dispositions	Balance September 30, 2010
Transportation, rail	$18,488	$6	$1,339	$19,833
Containers	497	—	(63)	434

	18,985	6	1,276	20,267
Less accumulated depreciation	(14,678)	(763)	(981)	(16,422)

Total	$4,307	$(757)	$295	$3,845

The average estimated residual value for assets on operating leases was 15% and 18% of the assets’ original cost at September 30, 2010 and December 31, 2009, respectively.

At September 30, 2010, the aggregate amounts of future minimum lease payments under operating leases are as follows (in thousands):

Operating Leases
Three months ending December 31, 2010	$280
Year ending December 31, 2011	707
2012	191
2013	36
2014	36
2015	36
Thereafter	141

$1,427

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

During the three and nine months ended September 30, 2010 and 2009, AFS and/or affiliates earned fees, commissions and reimbursements pursuant to the Partnership Agreement as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Cost reimbursements to General Partner	$74	$163	$222	$461
Equipment and incentive management fees to General Partner	18	20	56	61

	$92	$183	$278	$522

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

7. Partners’ capital:

As of September 30, 2010 and December 31, 2009, 12,471,600 Units were issued and outstanding (including the 50 Units issued to the Initial Limited Partners).

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

As defined in the Limited Partnership Agreement, the Partnership’s Net Income, Net Losses, and Tax Credits are to be allocated 99% to the Limited Partners and 1% to AFS. The Limited Partnership Agreement allows the Partnership to make an allocation of income to AFS in order to maintain the capital account of AFS at zero. There were no such allocations made during the respective three- and nine-month periods ended September 30, 2010 and 2009.

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

There were no distributions paid to the Limited Partners during the three and nine months ended September 30, 2010 and 2009.

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

At September 30, 2010 and December 31, 2009, the Partnership had no assets or liabilities that require measurement at fair value on a recurring or non-recurring basis.

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

Limitations:

The fair value estimates presented herein were based on pertinent information available to the Partnership as of September 30, 2010 and December 31, 2009. Although the Partnership is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

8. Fair value measurements (continued):

The following table presents estimated fair values of the Partnership’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,188	$1,188	$592	$592

Financial liabilities:
Non-recourse debt	—	—	344	348

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As of September 30, 2010, the Partnership remains in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. The Partnership continues to generally make distributions on an annual basis or at the discretion of the General Partner.

Results of Operations

The three months ended September 30, 2010 versus the three months ended September 30, 2009

The Partnership had net income totaling $171 thousand for the third quarter of 2010 compared to a net loss of $24 thousand for the prior year period. The results for the third quarter of 2010 reflect a decrease in total operating expenses offset, in part, by a reduction in revenues when compared to the same period of 2009.

Revenues

Total revenues for the third quarter of 2010 decreased by $42 thousand, or 6%, as compared to the prior year period. The decrease was mainly due to a $41 thousand period over period decline in operating lease revenues resulting from a lower negotiated rate on a lease that renewed in 2009 and, albeit reduced, the continued sales of lease assets.

Expenses

Total expenses for the third quarter of 2010 decreased by $237 thousand, or 34%, as compared to the prior year period. The net reduction in expenses was primarily a result of decreases in depreciation expense, costs reimbursed to AFS and railcar maintenance expense totaling $126 thousand, $89 thousand and $19 thousand, respectively.

The period over period decrease in depreciation expense was largely a result of asset dispositions combined with an increase in the number of assets that were fully depreciated during the period. The decline in costs reimbursed to AFS was mainly due to lower administrative costs allocated to the Fund to better align costs with the Partnership’s dwindling operations; and the decrease in railcar maintenance expense was primarily attributable to a period over period decline in leased railcar activity.

The nine months ended September 30, 2010 versus the nine months ended September 30, 2009

The Partnership had net income totaling $316 thousand for the nine months ended September 30, 2010 compared to a net loss of $67 thousand for the prior year period. The results for the first nine months of 2010 reflect a decrease in total operating expenses offset, in part, by a reduction in revenues when compared to the same period of 2009.

Revenues

Total revenues for the first nine months of 2010 decreased by $132 thousand, or 6%, as compared to the prior year period. The decrease was mostly comprised of a $90 thousand period over period decline in operating lease revenues and a $44 thousand reduction in gain on sales of lease assets.

Operating lease revenues decreased mainly due to a lower negotiated rate on a lease that renewed in 2009 and, albeit reduced, the continued sales of lease assets. Gains on sales of lease assets declined as fewer containers and no railcars were sold in the first nine months of 2010.

Expenses

Total expenses for the first nine months of 2010 decreased by $515 thousand, or 24%, as compared to the prior year period. The net reduction in expenses was primarily a result of decreases in depreciation expense, costs reimbursed to AFS and interest expense offset, in part, by an increase in other expense.

The period over period decrease in depreciation expense totaled $290 thousand, or 28%, and was largely a result of asset dispositions combined with an increase in the number of assets that were fully depreciated during the period. The reduction in costs reimbursed to AFS totaled $239 thousand, or 52%, and was mainly due to lower administrative costs allocated to the Fund to better align costs with the Partnership’s dwindling operations. Interest expense declined by $28 thousand, or 90%, as the Partnership’s non-recourse debt matured and was fully settled on May 1, 2010.

Partially offsetting the aforementioned decreases in expenses was an increase in other expense totaling $31 thousand. The increase in other expense was largely due to increased printing and postage costs related to investor communications.

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

The changes in the Partnership’s cash flow for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009 are as follows:

The three months ended September 30, 2010 versus the three months ended September 30, 2009

•	Operating Activities

Cash provided by operating activities decreased by $7 thousand, or 2%, for the third quarter of 2010 as compared to the prior year period. The net decrease in cash flow was mainly attributable to an unfavorable year over year three-month change in accounts payable offset, in part, by an increase in net operating results, as adjusted for non-cash revenue and expense items such as gains on sales of assets and depreciation expense.

The change in accounts payable reduced cash flow by $67 thousand and was primarily due to the application of a prior period customer overpayment, which was held in suspense, to its open receivable balances.

Partially offsetting the aforementioned decrease in cash flow was a $58 thousand increase in cash resulting from the period over period growth in net operating results, as adjusted for non-cash items. The improved results were largely due to reductions in certain operating expenses partially offset by a smaller decline in operating lease revenues.

•	Investing Activities

Cash provided by investing activities for the third quarter of 2010 decreased by $9 thousand when compared to the prior year period. The decrease in cash flow was a result of a $6 thousand increase in capitalized improvements on certain operating leases and a $3 thousand period over period decrease in proceeds from the sale of containers.

•	Financing Activities

Net cash used in financing activities decreased by $201 thousand, or 100%, for the third quarter of 2010, as compared to the prior year period, as the Partnership’s non-recourse debt was paid-off during the second quarter of 2010.

The nine months ended September 30, 2010 versus the nine months ended September 30, 2009

•	Operating Activities

Cash provided by operating activities decreased by $38 thousand, or 4%, for the first nine months of 2010 as compared to the prior year period. The net decrease in cash flow was mainly attributable to an unfavorable year over year nine-month change in both accounts payable and accounts receivable offset, in part, by an increase in net operating results, as adjusted for non-cash revenue and expense items such as gains on sales of assets and depreciation expense.

The change in accounts payable reduced cash flow by $105 thousand and was primarily due to the application of a prior period customer overpayment, which was held in suspense, to its open receivable balances; and the higher total amount of prior year accruals paid during the first nine months of 2010 versus 2009. Such accruals were primarily related to costs reimbursed to the General Partner. Likewise, the change in accounts receivable reduced cash flow by $73 thousand and was largely attributable to an increase in accrued billings during the first nine months of 2010 as compared to the prior year period.

Partially offsetting the aforementioned decreases in cash flow was a $132 thousand improvement in cash flow resulting from an increase in net operating results, as adjusted for non-cash items. The increase was largely due to reductions in certain operating expenses partially offset by a smaller decline in operating lease revenues.

•	Investing Activities

Cash provided by investing activities for the first nine months of 2010 declined by $72 thousand, or 77%, when compared to the prior year period, primarily due to a $66 thousand decrease in proceeds from sales of lease assets, which declined on lower volume of equipment sold during the first nine months of 2010 as compared to the same period in 2009.

•	Financing Activities

Net cash used in financing activities for the first nine months of 2010 decreased by $251 thousand, or 42%, as compared to the prior year period, as the Partnership’s non-recourse debt was paid-off during the second quarter of 2010.

In a normal economy, if inflation in the general economy becomes significant, it may affect the Partnership in as much as the residual (resale) values of the Partnership’s leased assets may increase as the costs of similar assets increase. However, the Partnership’s revenues from existing leases would not increase as such rates are generally fixed for the terms of the leases without adjustment for inflation. In addition, if interest rates increase significantly under such circumstances, the lease rates that the Partnership can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Conversely, should interest rates remain low or decrease, the rates that the Partnership can obtain on renewals, or future lease or financing transactions will be expected to remain constant or decline. Leases already in place, for the most part, would not be affected by changes in interest rates.

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

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the second quarter of 1993. At September 30, 2010, the Partnership had no commitments to purchase leased assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new leased assets.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Partnership evaluates its estimates, which are based upon historical experiences, market trends and financial forecasts, and upon various other assumptions that management believes to be reasonable under the circumstances and at that certain point in time. Actual results may differ, significantly at times, from these estimates under different assumptions or conditions.

The Partnership’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to the Partnership’s critical accounting policies since December 31, 2009.

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

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

Date: November 12, 2010

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