Form 10-K
period 2010-12-31
ATEL CASH DISTRIBUTION FUND V L P
filed 2011-03-24
CIK 892875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Partnership Units outstanding as of February 28, 2011 was 12,471,600.

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

The Partnership conducted a public offering of 12,500,000 Limited Partnership Units (“Units”) at a price of $10 per Unit. On March 19, 1993, subscriptions for the minimum number of Units, 120,000, or $1.2 million, had been received. On that date, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). As of November 15, 1994, the Partnership had received and accepted subscriptions for 12,500,000, or $125 million in addition to the Initial Limited Partners’ Units and the offering was terminated. As of December 31, 2010, 12,471,600 Units were issued and outstanding.

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

As of December 31, 2010, the Partnership remains in the liquidation phase of its life cycle as defined in the Partnership Agreement.

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

During 2010 and 2009, certain lessees generated significant portions (defined as 10% or more) of the Partnership’s total lease revenues as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2010	2009
Union Pacific Railroad Company	Railcars	34%	33%
Central States	Railcars	26%	25%
Interstate Commodities	Railcars	14%	14%
Union Carbide Corporation	Railcars	10%	10%

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

Equipment Leasing Activities

The Partnership had acquired a diversified portfolio of equipment. The equipment had been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 2010 and the industries to which the assets were leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation	$95,489	50.90%
Mining equipment	27,998	14.92%
Furniture, fixtures and office equipment	22,210	11.84%
Construction	15,335	8.17%
Materials handling	13,829	7.37%
Office automation	4,594	2.45%
Other *	8,141	4.35%
	$187,596	100.00%

* Individual amounts included in “Other” represent less than 2% of the total.

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$46,271	24.67%
Mining	29,823	15.90%
Oil & gas	21,302	11.36%
Retail, foods	11,216	5.98%
Food processing	9,829	5.24%
Construction	9,411	5.02%
Chemicals	9,075	4.84%
Retail, restaurant	8,528	4.55%
Transportation, other	8,311	4.43%
Primary metals	7,526	4.01%
Manufacturing, other	6,816	3.63%
Manufacturing, auto/truck	6,690	3.57%
Printing	4,708	2.51%
Other *	8,090	4.29%
	$187,596	100.00%

* Individual amounts included in “Other” represent less than 2% of the total.

Through December 31, 2010, the Partnership had disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sales Price	Excess of Rents Over Expenses*
Transportation	$71,635	$35,408	$62,369
Mining equipment	27,998	7,797	26,376
Furniture, fixtures and office equipment	22,210	8,315	18,925
Construction	15,335	4,035	16,773
Materials handling	13,829	2,878	15,158
Office automation	4,594	970	4,814
Other	7,741	3,578	9,249
	$163,342	$62,981	$153,664

* Includes only those expenses directly related to the production of the related rents

For further information regarding the Partnership’s equipment lease portfolio as of December 31, 2010, see Note 5 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Item 4. [RESERVED]

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There are certain material conditions and restrictions on the transfer of Units imposed by the terms of the Partnership Agreement. Consequently, there is no public market for Units and it is not anticipated that a public market for Units will develop. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Holders

As of December 31, 2010, a total of 6,592 investors were Unitholders of record in the Partnership.

ERISA Valuation

In order to permit ERISA fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Partnership’s assets as of December 31, 2010. AFS calculated the estimated liquidation proceeds that would be realized by the Partnership, assuming an orderly disposition of all of the Partnership’s assets as of December 31, 2010. The estimates were based on the amount of remaining lease payments on existing Partnership leases, and the estimated residual values of the equipment held by the Partnership upon the termination of those leases. This valuation was based solely on AFS’s perception of market conditions and the types and amounts of the Partnership’s assets. No independent valuation was sought.

After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Partnership assets that would be distributed to Unitholders on liquidation of the Partnership, and divided the total so distributable by the number of outstanding Units. As of December 31, 2010, the value of the Partnership’s assets, calculated on this basis, was approximately $0.44 per Unit. The foregoing valuation was performed solely for the ERISA purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unitholder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Partnership may actually receive if and when it seeks to liquidate its assets or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Partnership.

Distributions

The Partnership does not make dividend distributions. The Limited Partners of the Partnership are entitled to certain distributions as provided under the Partnership Agreement.

AFS has sole discretion in determining the amount of distributions; provided however, that AFS will not reinvest in equipment, but will distribute, subject to payment of any obligations of the Partnership.

Distributions were paid in December 2010 and December 2009 from cash generated from 2010 and 2009 operations, respectively. The rates were $0.10 and $0.05 per Unit for each of the respective aforementioned periods. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the General Partner.

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

As of December 31, 2010, the Partnership remains in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. The Partnership continues to generally make distributions on an annual basis or at the discretion of the General Partner.

Results of Operations

As of December 31, 2010 and 2009, approximately 98% of the Partnership’s operating lease assets (as a percentage of total equipment cost), respectively, were leased to lessees in the rail transportation industry.

As previously indicated, certain lessees generated significant portions (defined as 10% or more) of the Partnership’s total lease revenues during 2010 and 2009 as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2010	2009
Union Pacific Railroad Company	Railcars	34%	33%
Central States	Railcars	26%	25%
Interstate Commodities	Railcars	14%	14%
Union Carbide Corporation	Railcars	10%	10%

These percentages are not expected to be comparable in future periods due to the expiration of lessee contracts during the Fund’s liquidation period.

It has been the Partnership’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions were acquired subject to binding lease commitments, so equipment utilization remained high throughout the reinvestment stage. Initial lease terms of these leases were generally from 36 to 84 months, and as they expired, the Partnership attempted to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Partnership. All of the Partnership’s equipment on lease was acquired in the years 1993 through 2004. The utilization percentage of existing assets under lease was 100% and 97% when calculated at December 31, 2010 and 2009, respectively.

Cost reimbursements to the General Partner are based on its costs incurred in performing administrative services for the Partnership. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

2010 versus 2009

The Partnership had net income of $601 thousand for 2010 compared to a net loss of $188 thousand for 2009. The 2010 results primarily reflect a decline in total operating expenses and an increase in total revenues when compared to the prior year.

Revenues

Total revenues for 2010 increased by $113 thousand, or 4%, as compared to the prior year. The increase was mostly comprised of a $181 thousand increase in gain on sales of lease assets and a $70 thousand reduction in operating lease revenues.

The increase in gains on sales of lease assets was largely a result of increased volume of railcars sold during 2010. A total of 20 railcars were sold during the current year as compared to 2 railcars sold in 2009. Operating lease revenues decreased mainly due to a lower negotiated rate on a lease that renewed in 2009 and the continued sales of lease assets.

Expenses

Total expenses for 2010 decreased by $676 thousand, or 24%, as compared to the prior year. The net reduction in expenses was primarily a result of decreases in depreciation expense, costs reimbursed to AFS and interest expense offset, in part, by increases in other expense, equipment and incentive management fees, and other management fees.

Depreciation expense was reduced by $404 thousand, or 30%, largely as a result of asset dispositions combined with an increase in the number of assets that were fully depreciated during 2010, as compared to prior year. The reduction in costs reimbursed to AFS totaled $339 thousand, or 53%, and was mainly due to lower administrative costs allocated to the Fund to better align costs with the Partnership’s dwindling operations. Interest expense declined by $33 thousand, or 92%, as the Partnership’s non-recourse debt matured and was fully settled on May 1, 2010.

Partially offsetting the aforementioned decreases in expenses were increases in other expense, and management fees paid to AFS totaling $42 thousand and $31 thousand, respectively. The increase in other expense was largely due to higher printing and postage costs related to the year over year increase in investor communications. The increase in management fees paid to AFS was largely due to higher current year incentive fees, as distributions of cash from operations during 2010 was considerably higher when compared to 2009, offset, in part, by the continued decline in managed assets and related rents resulting from liquidation stage activities.

Capital Resources and Liquidity

At December 31, 2010 and 2009, the Partnership’s cash and cash equivalents totaled $496 thousand and $592 thousand, respectively. The liquidity of the Partnership varies, increasing to the extent cash flows from leases and proceeds from lease asset sales exceed expenses and decreasing as distributions are made to the partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

The Partnership currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. AFS envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	December 31,
	2010	2009
Net cash provided by (used in):
Operating activities	$1,216	$1,238
Investing activities	279	101
Financing activities	(1,591)	(1,422)
Net decrease in cash and cash equivalents	$(96)	$(83)

Operating Activities

Cash provided by operating activities decreased by $22 thousand, or 2%, for the year ended December 31, 2010 as compared to the prior year. The net decrease in cash flow was mainly attributable to the current year net income offset, in part, by lower depreciation expense, higher gain on sales of assets, a reduction in collections of accounts receivable and a decline in liabilities.

Investing Activities

Cash provided by investing activities for 2010 increased by $178 thousand, or 176%, when compared to the prior year, primarily due to an increase in proceeds from sales of lease assets resulting from a higher volume of railcars and containers sold during 2010 as compared to 2009.

Financing Activities

Net cash used in financing activities increased by $169 thousand, or 12%, for 2010 as compared to the prior year. The increase in cash used (decrease in cash flow) was primarily due to increased distributions paid to Limited Partners offset, in part, by a decline in repayments of non-recourse debt, which was paid-off during the second quarter of 2010.

Non-Recourse Long-Term Debt

The Partnership’s long-term borrowings are generally non-recourse to the Partnership, that is, the only recourse of the lender is to the equipment or corresponding lease acquired with the loan proceeds. Through its term of existence, the Partnership had borrowed $62.5 million of non-recourse debt. As of December 31, 2009, $344 thousand of such non-recourse debt remained unpaid. As of May 1, 2010, the Partnership had repaid all of its debt obligations. AFS does not anticipate any future non-recourse borrowings on behalf of the Partnership. For detailed information on the Partnership’s debt obligations, see Note 7 to the financial statements, Non-recourse debt, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Distributions

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the second quarter of 1993. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2010, the Partnership had no commitments to purchase lease assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new lease assets.

Off-Balance Sheet Transactions

None.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, all payments received are applied only against outstanding principal balances.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
ATEL Cash Distribution Fund V, L.P.

We have audited the accompanying balance sheets of ATEL Cash Distribution Fund V, L.P. (“Partnership”) as of December 31, 2010 and 2009, and the related statements of operations, changes in partners’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Management of the Partnership’s General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Cash Distribution Fund V, L.P. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

                                                             /s/ Moss Adams LLP

San Francisco, California
March 22, 2011

ATEL CASH DISTRIBUTION FUND V, L.P.

BALANCE SHEETS

DECEMBER 31, 2010 AND 2009
(In Thousands)

	2010	2009

ASSETS

Cash and cash equivalents	$496	$592
Accounts receivable	95	61
Prepaid expenses	4	5
Investments in equipment and leases, net of accumulated depreciation of $16,402 at December 31, 2010 and $15,715 at December 31, 2009	3,624	4,610
Total assets	$4,219	$5,268

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable and accrued liabilities:
General Partner	$81	$71
Other	130	204
Accrued interest payable	-	1
Non-recourse debt	-	344
Unearned operating lease income	108	102
Total liabilities	319	722

Commitments and contingencies

Partners’ capital:
General Partner	205	199
Limited Partners	3,695	4,347
Total Partners’ capital	3,900	4,546
Total liabilities and Partners’ capital	$4,219	$5,268

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(In Thousands Except for Units and Per Unit Data)

	2010	2009
Revenues:
Leasing activities:
Operating leases	$2,503	$2,573
Gain on sales of assets	251	70
Other	4	2
Total revenues	2,758	2,645

Expenses:
Depreciation of operating lease assets	958	1,362
Cost reimbursements to General Partner	305	644
Professional fees	42	44
Railcar maintenance	446	434
Interest expense	3	36
Equipment and incentive management fees to General Partner	126	95
Other management fees	83	68
Outside services	73	71
Other	121	79
Total expenses	2,157	2,833
Net income (loss)	$601	$(188)

Net income (loss):
General Partner	$6	$-
Limited Partners	595	(188)
	$601	$(188)

Net income (loss) per Limited Partnership Unit	$0.05	$(0.02)
Weighted average number of Units outstanding	12,471,600	12,471,600

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(In Thousands Except for Units and Per Unit Data)

	Limited Partners		General
	Units	Amount	Partner	Total
Balance December 31, 2008	12,471,600	$5,159	$199	$5,358
Distributions to Limited Partners ($0.05 per Unit)	-	(624)	-	(624)
Net loss	-	(188)	-	(188)
Balance December 31, 2009	12,471,600	4,347	199	4,546
Distributions to Limited Partners ($0.10 per Unit)	-	(1,247)	-	(1,247)
Net income	-	595	6	601
Balance December 31, 2010	12,471,600	$3,695	$205	$3,900

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(In Thousands)

	2010	2009
Operating activities:
Net income (loss)	$601	$(188)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Depreciation of operating lease assets	958	1,362
Gain on sales of assets	(251)	(70)
Reversal of provision for doubtful accounts	-	(8)
Changes in operating assets and liabilities:
Accounts receivable	(34)	133
Prepaid expenses	1	(1)
Accounts payable and accruals:
General Partner	10	30
Other	(74)	(11)
Accrued interest payable	(1)	(4)
Unearned operating lease income	6	(5)
Net cash provided by operating activities	1,216	1,238

Investing activities:
Proceeds from sales of lease assets	285	101
Improvements of equipment on operating leases	(6)	-
Net cash provided by investing activities	279	101

Financing activities:
Repayments of non-recourse debt	(344)	(798)
Distributions to Limited Partners	(1,247)	(624)
Net cash used in financing activities	(1,591)	(1,422)

Net decrease in cash and cash equivalents	(96)	(83)
Cash and cash equivalents at beginning of year	592	675
Cash and cash equivalents at end of year	$496	$592

Supplemental disclosures of cash flow information:
Cash paid during the year for taxes	$5	$5
Cash paid during the year for interest	$4	$39

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

The Partnership conducted a public offering of 12,500,000 Limited Partnership Units (“Units”) at a price of $10 per Unit. On March 19, 1993, subscriptions for the minimum number of Units, 120,000, or $1.2 million, had been received. On that date, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). As of November 15, 1994, the Partnership had received and accepted subscriptions for 12,500,000, or $125 million in addition to the Initial Limited Partners’ Units and the offering was terminated. As of December 31, 2010, 12,471,600 Units were issued and outstanding.

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

As of December 31, 2010, the Partnership is in the liquidation phase of its life cycle as defined in the Partnership Agreement and is making distributions on an annual basis or at the discretion of the General Partner.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2010 and 2009, and the related statements of operations, changes in partners’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on capital or net income (loss).

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Partnership has reviewed, as determined necessary by the General Partner, events that have occurred after December 31, 2010, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Credit risk:

Financial instruments that potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Partnership places the majority of its cash deposits and temporary cash investments in U.S. Treasury denominated instruments with the remainder placed in financial institutions with no less than $10 billion in assets, so as to meet ongoing working capital requirements. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries related to equipment on operating leases.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, all payments received are applied only against outstanding principal balances.

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

Income taxes:

Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. All income and losses of the Partnership are the liability of the individual partners and are allocated to the partners for inclusion in their individual tax returns. Accordingly, the Partnership has provided current income and franchise taxes for only those states which levy taxes on partnerships. Interest and penalties on such taxes are considered to be insignificant. For the years ended December 31, 2010 and 2009, income taxes and franchise taxes totaled $2 thousand and $6 thousand, respectively. The Partnership does not have any entity level uncertain tax positions. The Partnership files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Partnership’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2010 and 2009 as follows (in thousands):

	2010	2009
Financial statement basis of net assets	$3,900	$4,546
Tax basis of net assets (unaudited)	17,266	17,198
Difference (unaudited)	$(13,366)	$(12,652)

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

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

The following reconciles the net income (loss) reported in these financial statements to the income reported on the Partnership’s federal tax return (unaudited) for each of the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Net income (loss) per financial statements	$601	$(188)
Tax adjustments (unaudited):
Adjustment to depreciation expense	674	1,064
Provision for losses and doubtful accounts	-	(8)
Adjustments to lease revenues	7	(6)
Gain on sale of assets	33	31
Income per federal tax return (unaudited)	$1,315	$893

Per unit data:

Net income (loss) and distributions per unit are based upon the weighted average number of Limited Partners’ units outstanding during the year.

Recent accounting pronouncements:

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosure about Fair Value Measurement” (“ASU 2010-06”). ASU 2010-06 requires additional disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements, and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements. Except for the Level 3 reconciliation disclosures, which are effective for fiscal years beginning after December 15, 2010, the guidance became effective for the Partnership beginning January 1, 2010 and was adopted during the first quarter of 2010 with no impact on the Partnership’s financial position, results of operations or cash flows.

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

As of December 31, 2010 and 2009, approximately 98%, of the Partnership’s operating lease assets (as a percentage of total equipment cost), respectively, were leased to lessees in the rail transportation industry.

During 2010 and 2009, certain lessees generated significant portions (defined as 10% or more) of the Partnership’s total lease revenues as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2010	2009
Union Pacific Railroad Company	Railcars	34%	33%
Central States	Railcars	26%	25%
Interstate Commodities	Railcars	14%	14%
Union Carbide Corporation	Railcars	10%	10%

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

4. Allowance for doubtful accounts:

Activities on the allowance for doubtful accounts are as follows (in thousands):

Allowance for doubtful accounts
Balance December 31, 2008	$8
Adjustments to provision	(8)
Balance December 31, 2009	-
Adjustments to provision	-
Balance December 31, 2010	$-

5. Investments in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2009	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2010
Net investment in operating leases	$4,307	$275	$(958)	$3,624
Assets held for sale or lease, net of accumulated depreciation of $0 in 2010 and $1,037 in 2009	303	(303)	-	-
Total	$4,610	$(28)	$(958)	$3,624

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of these reviews, management determined that no impairment losses existed in either 2010 or 2009.

The Partnership utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Partnership’s equipment approximated $958 thousand and $1.4 million for the years ended December 31, 2010 and 2009, respectively.

All of equipment on lease was acquired in the years 1993 through 2004.

Operating leases:

Investment in operating lease equipment, net consists of the following (in thousands):

	Balance December 31, 2009	Additions	Reclassifications or Dispositions	Balance December 31, 2010
Transportation, rail	$18,488	$6	$1,132	$19,626
Containers	497	-	(97)	400
	18,985	6	1,035	20,026
Less accumulated depreciation	(14,678)	(958)	(766)	(16,402)
Total	$4,307	$(952)	$269	$3,624

The average estimated residual value for assets on operating leases was 15% and 18% of the assets’ original cost at December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, the Partnership had no operating leases in non-accrual status.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

5. Investments in equipment and leases, net (continued):

At December 31, 2010, the aggregate amounts of future minimum lease payments under operating leases are as follows (in thousands):

Operating Leases
Year ending December 31, 2011	$709
2012	188
2013	36
2014	36
2015	36
Thereafter	141
$1,146

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

During the years ended December 31, 2010 and 2009, AFS and/or affiliates earned fees, commissions and reimbursements pursuant to the Partnership Agreement as follows (in thousands):

	2010	2009
Cost reimbursements to General Partner and/or affiliates	$305	$644
Equipment and incentive management fees to General Partner	126	95
	$431	$739

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

7. Non-recourse debt:

Non-recourse debt consisted of a note payable to a financial institution. The note was due in monthly installments. Interest on the note was at a fixed rate of 5.0%. The note was secured by assignments of lease payments and pledges of assets; and matured and was settled on May 1, 2010.

At December 31, 2009, the outstanding balance on the non-recourse debt was $344 thousand. Gross lease rentals totaled approximately $348 thousand over the remaining lease terms; and, the carrying value of the pledged assets was approximately $1.3 million.

The non-recourse note payable did not contain any material financial covenant. The note was secured by a lien granted by the Partnership to the non-recourse lender on (and only on) the discounted lease transaction. The lender had recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. The non-recourse obligation was payable solely out of this specific security and the Partnership did not guarantee (nor was the Partnership otherwise contractually responsible for) the payment of non-recourse note as a general obligation or liability of the Partnership. Although the Partnership did not have any direct general liability in connection with the non-recourse note apart from the security granted, the Partnership was directly and generally liable and responsible for certain representations, warranties, and covenants made to the lender, such as warranties as to genuineness of the transaction parties' signatures, as to the genuineness of the lease chattel paper or the transaction as a whole, or as to the Partnership's good title to or perfected interest in the secured collateral, as well as similar representations, warranties and covenants typically provided by non-recourse borrowers and customary in the equipment finance industry, and are viewed by the industry as being consistent with a non-recourse discount financing obligation. Accordingly, as there were no financial covenants or ratios imposed on the Partnership in connection with this non-recourse obligation, the Partnership did not believe there were any material covenants that warranted footnote disclosure.

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

9. Partners’ capital:

As of December 31, 2010 and 2009, 12,471,600 Units were issued and outstanding (including the Units issued to the Initial Limited Partners).

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

Third, AFS will receive as Incentive Management Compensation, 15% of remaining Cash from Operations and remaining Cash from Sales or Refinancing; and

Fourth, the balance to the Limited Partners.

Distributions to Limited Partners for the years ended December 31, 2010 and 2009 were as follows (in thousands except Units and per Unit data):

	2010	2009
Distributions declared	$1,247	$624
Weighted average number of Units outstanding	12,471,600	12,471,600
Weighted average distributions per Unit	$0.10	$0.05

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

At December 31, 2010 and 2009, the Partnership had no assets or liabilities that require measurement at fair value on a recurring or non-recurring basis.

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

Limitations:

The fair value estimates presented herein were based on pertinent information available to the Partnership as of December 31, 2010 and 2009. Although the Partnership is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents estimated fair values of the Partnership’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2010 and 2009 (in thousands):

	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$496	$496	$592	$592

Financial liabilities:
Non-recourse debt	-	-	344	348

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

The Partnership does not control the financial reporting process, and is solely dependent on the Management of the General Partner, who is responsible for providing the Partnership with financial statements in accordance with generally accepted accounting principles in the United States. The General Partner’s disclosure controls and procedures, as they are applicable to the Partnership, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the General Partner is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Partnership, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2010. The internal control process of the General Partner, as it is applicable to the Partnership, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the General Partner assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of December 31, 2010. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the General Partner concluded that the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, was effective as of December 31, 2010.

This annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts non-accelerated filers from Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

Dean L. Cash, age 60, joined ATEL as director of marketing in 1980 and became a vice president in 1981, executive vice president in 1983 and a director in 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 57, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management Partnership, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the Partnership. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 52, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

Audit Committee

The board of directors of the General Partner acts as the audit committee of the Partnership. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the General Partner and are deemed to be financial experts. They are not independent of the Partnership.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5, the Partnership is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2010.

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

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its Affiliates. The amount of such remuneration paid for the years ended December 31, 2010 and 2009 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 6 thereof, which information is hereby incorporated by reference.

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

General Partner’s Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 99% to the Limited Partners and 1% to AFS. See the statements of operations included in Item 8, Financial Statements and Supplementary Data, of this report for the amounts allocated to the General and Limited Partners in 2010.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2010, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

During the most recent two years, the Partnership incurred audit fees with its principal auditors as follows (in thousands):

	2010	2009
Audit fees	$25	$26

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
Included in Part II of this report:
Report of Independent Registered Public Accounting Firm
Balance Sheets at December 31, 2010 and 2009
Statements of Operations for the years ended December 31, 2010 and 2009
Statements of Changes in Partners’ Capital for the years ended December 31, 2010 and 2009
Statements of Cash Flows for the years ended December 31, 2010 and 2009
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

Date: March 22, 2011
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

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (General Partner)	March 22, 2011
Dean L. Cash

/s/ Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (General Partner)	March 22, 2011
Paritosh K. Choksi

/s/ Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (General Partner)	March 22, 2011
Samuel Schussler

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.