Form 10-Q
period 2011-03-31
ATEL CASH DISTRIBUTION FUND V L P
filed 2011-05-16
CIK 892875

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2011

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of Limited Partnership Units outstanding as of April 30, 2011 was 12,471,600.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CASH DISTRIBUTION FUND V, L.P.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CASH DISTRIBUTION FUND V, L.P.

BALANCE SHEETS

MARCH 31, 2011 AND DECEMBER 31, 2010
(in thousands)
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$946	$496
Accounts receivable	120	95
Prepaid expenses	2	4
Investments in equipment and leases, net of accumulated depreciation of $16,434 at March 31, 2011 and $16,402 at December 31, 2010	3,405	3,624
Total assets	$4,473	$4,219
LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$10	$81
Other	110	130
Unearned operating lease income	101	108
Total liabilities	221	319
Commitments and contingencies
Partners’ capital:
General Partner	208	205
Limited Partners	4,044	3,695
Total Partners’ capital	4,252	3,900
Total liabilities and Partners’ capital	$4,473	$4,219

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED
MARCH 31, 2011 AND 2010
(in thousands except for units and per unit data)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Leasing activities:
Operating leases	$633	$663
Gain on sales of assets	161	5
Other	1	—
Total revenues	795	668
Expenses:
Depreciation of operating lease assets	209	308
Cost reimbursements to General Partner	68	76
Professional fees	15	20
Railcar maintenance	75	132
Interest expense	—	3
Equipment and incentive management fees to General Partner	19	20
Other management fees	19	22
Outside services	13	20
Other	25	28
Total expenses	443	629
Net income	$352	$39
Net income:
General Partner	$3	$—
Limited Partners	349	39
	$352	$39
Net income per Limited Partnership Unit	$0.03	$0.00
Weighted average number of Units outstanding	12,471,600	12,471,600

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2010
AND FOR THE THREE MONTHS ENDED
MARCH 31, 2011
(in thousands except for units and per unit data)
(Unaudited)

	Limited Partners		General Partner
	Units	Amount		Total
Balance December 31, 2009	12,471,600	$4,347	$199	$4,546
Distributions to Limited Partners ($0.10 per Unit)	—	(1,247)	—	(1,247)
Net income	—	595	6	601
Balance December 31, 2010	12,471,600	3,695	205	3,900
Net income	—	349	3	352
Balance March 31, 2011	12,471,600	$4,044	$208	$4,252

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2011 AND 2010
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net income	$352	$39
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation of operating lease assets	209	308
Gain on sales of assets	(161)	(5)
Changes in operating assets and liabilities:
Accounts receivable	(25)	(45)
Prepaid expenses	2	2
Accounts payable and accruals:
General Partner	(71)	(21)
Other	(20)	(6)
Unearned operating lease income	(7)	1
Net cash provided by operating activities	279	273
Investing activities:
Proceeds from sales of lease assets	171	7
Net cash provided by investing activities	171	7
Financing activities:
Repayments of non-recourse debt	—	(205)
Net cash used in financing activities	—	(205)
Net increase in cash and cash equivalents	450	75
Cash and cash equivalents at beginning of period	496	592
Cash and cash equivalents at end of period	$946	$667
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$—	$5
Cash paid during the period for interest	$—	$3

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

The Partnership conducted a public offering of 12,500,000 Limited Partnership Units (“Units”) at a price of $10 per Unit. On March 19, 1993, subscriptions for the minimum number of Units, 120,000, or $1.2 million, had been received. On that date, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). As of November 15, 1994, the Partnership had received and accepted subscriptions for 12,500,000, or $125 million in addition to the Initial Limited Partners’ Units and the offering was terminated. At March 31, 2011, 12,471,600 Units remained issued and outstanding.

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

Pursuant to the Partnership Agreement, AFS receives compensation for services rendered and reimbursements for costs incurred on behalf of the Partnership (Note 4). The Partnership is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of AFS.

As of March 31, 2011, the Partnership is in the liquidation phase of its life cycle as defined in the Partnership Agreement and is making distributions on an annual basis or at the discretion of the General Partner.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

In preparing the accompanying unaudited financial statements, the General Partner has reviewed events that have occurred after March 31, 2011, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, and adjustments thereto.

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

Certain of the Partnership’s lessee customers may have international operations. In these instances, the Partnership is aware that certain equipment, primarily railcars, may periodically exit the country. However, these lessee customers are based in the United States, and it is impractical for the Partnership to track, on an asset-by-asset, day-by-day basis, where these assets are deployed.

The primary geographic regions in which the Partnership sought leasing opportunities were North America and Europe. Currently, 100% of the Partnership’s operating revenues are from customers domiciled in North America.

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Limited Partners’ Units outstanding during the period.

3. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2010	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2011
Net investment in operating leases	$3,624	$(10)	$(209)	$3,405

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Investment in equipment and leases, net: - (continued)

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for sale or lease. As a result of these reviews, management determined that no impairment losses existed in the three-month periods ended March 31, 2011 and 2010.

The Partnership utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Partnership’s equipment was $209 thousand and $308 thousand for the respective three months ended March 31, 2011 and 2010.

All of the leased property was acquired in the years 1993 through 2004.

Operating leases:

Equipment on operating leases consists of the following (in thousands):

	Balance December 31, 2010	Additions	Reclassifications or Dispositions	Balance March 31, 2011
Transportation, rail	$19,626	$—	$(104)	$19,522
Containers	400	—	(83)	317
	20,026	—	(187)	19,839
Less accumulated depreciation	(16,402)	(209)	177	(16,434)
Total	$3,624	$(209)	$(10)	$3,405

The average estimated residual value for assets on operating leases was 14% and 15% of the assets’ original cost at March 31, 2011 and December 31, 2010, respectively.

At March 31, 2011, the aggregate amounts of future minimum lease payments under operating leases are as follows (in thousands):

Operating Leases
Nine months ending December 31, 2011	$893
Year ending December 31, 2012	223
2013	65
2014	36
2015	36
2016	36
Thereafter	105
$1,394

As indicated in Note 1, the Partnership is scheduled to terminate no later than December 31, 2013. In the event that any assets remain at such date, the Fund will venture to dispose of such assets in an orderly manner within a reasonable timeframe.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

Cost reimbursements to the General Partner are based on its costs incurred in performing administrative services for the Partnership. These costs are allocated to each managed entity based on certain criteria such as managed assets, number of investors or contributed capital based upon the type of cost incurred.

Incentive management fees are computed as 5% of distributions of cash from operations, as defined in the Partnership Agreement and equipment management fees are computed as 5% of gross revenues from operating leases, as defined in the Partnership Agreement plus 2% of gross revenues from full payout leases, as defined in the Partnership Agreement.

During the three months ended March 31, 2011 and 2010, AFS and/or affiliates earned fees and commissions, and billed for reimbursements pursuant to the Partnership Agreement as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Cost reimbursements to General Partner	$68	$76
Equipment and incentive management fees to General Partner	19	20
	$87	$96

5. Guarantees:

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

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Partners’ capital:

As of March 31, 2011 and December 31, 2010, 12,471,600 Units remained issued and outstanding (including the 50 Units issued to the Initial Limited Partners).

The Partnership has the right, exercisable at the General Partner’s discretion, but not the obligation, to repurchase Units of a Unitholder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Partnership is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund Units is made in accordance with Section 13 of the Amended and Restated Agreement of Limited Partnership. The repurchase would be at the discretion of the General Partner on terms it determines to be appropriate under given circumstances, in the event that the General Partner deems such repurchase to be in the best interest of the Partnership; provided, the Partnership is never required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units are cancelled. Units repurchased in prior periods were repurchased at amounts representing the original investment less cumulative distributions made to the Unitholder with respect to the Units. All Units repurchased during a quarter are deemed to be repurchased effective the last day of the preceding quarter, and are not deemed to be outstanding during, or entitled to allocations of net income, net loss or distributions for the quarter in which such repurchase occurs.

As defined in the Limited Partnership Agreement, the Partnership’s Net Income, Net Losses, and Tax Credits are to be allocated 99% to the Limited Partners and 1% to AFS. The Limited Partnership Agreement allows the Partnership to make an allocation of income to AFS in order to maintain the capital account of AFS at zero. There were no such allocations made during the respective three-month periods ended March 31, 2011 and 2010.

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

There were no distributions paid to the Limited Partners during the three months ended March 31, 2011 and 2010.

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

As of March 31, 2011, the Partnership remains in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. The Partnership continues to generally make distributions on an annual basis or at the discretion of the General Partner.

Results of Operations

The three months ended March 31, 2011 versus the three months ended March 31, 2010

The Partnership had net income of $352 thousand and $39 thousand for the three months ended March 31, 2011 and 2010, respectively. The results for the first quarter of 2011 reflect a decline in total operating expenses and an increase in total revenues when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2011 increased by $127 thousand, or 19%, as compared to the prior year period. The increase was mostly comprised of a $156 thousand increase in gain on sales of lease assets offset, in part, by a $30 thousand reduction in operating lease revenues.

The increase in gains on sales of lease assets was largely a result of increased volume of containers and railcars sold during the first quarter of 2011. A total of 16 containers and 14 railcars were sold during the current quarter as compared to 4 containers and no railcars sold during the prior year period. Operating lease revenues decreased mainly due to lower contingent rental revenue from the Partnership’s railcars and the continued sales of lease assets. Contingent rental revenue from railcars is based on the utilization of such assets.

Expenses

Total expenses for the first quarter of 2011 decreased by $186 thousand, or 30%, as compared to the prior year period. The net reduction in expenses was primarily a result of decreases in depreciation expense and railcar maintenance expense.

Depreciation expense was reduced by $99 thousand, or 32%, largely due to asset dispositions combined with an increase in the number of assets that have been fully depreciated since the first quarter of 2010. Railcar maintenance expense decreased by $57 thousand as the first quarter 2010 amounts included maintenance costs related to the re-leasing of certain inventoried railcars. In addition, the 2011 railcar inventory continued to decline as a result of asset sales and dispositions.

Capital Resources and Liquidity

At March 31, 2011 and December 31, 2010, the Partnership’s cash and cash equivalents totaled $946 thousand and $496 thousand, respectively. The liquidity of the Partnership varies, increasing to the extent cash flows from leases and proceeds from lease asset sales exceed expenses and decreasing as distributions are made to the partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2011	2010
Net cash provided by (used in):
Operating activities	$279	$273
Investing activities	171	7
Financing activities	—	(205)
Net increase in cash and cash equivalents	$450	$75

Operating Activities

Cash provided by operating activities was comparable to the prior year period amount. The $6 thousand net increase in cash flow was mainly attributable to the current year net income and increased collections of accounts receivable offset, in part, by lower depreciation expense, higher gain on sales of assets, and a decline in liabilities.

Investing Activities

Cash provided by investing activities for the first quarter of 2011 increased by $164 thousand, when compared to the prior year period, due to an increase in proceeds from sales of lease assets resulting from a higher volume of railcars and containers sold during the current year quarter as compared to the same period in 2010.

Financing Activities

Net cash used in financing activities during the first quarter of 2011 decreased by $205 thousand as compared to the prior year period. The decrease in cash used (increase in cash flow) represents first quarter 2010 payments made on the Partnership’s non-recourse debt, which was paid-off during the second quarter of 2010.

Non-Recourse Long-Term Debt

The Partnership’s long-term borrowings were generally non-recourse to the Partnership, that is, the only recourse of the lender is to the equipment or corresponding lease acquired with the loan proceeds. As of May 1, 2010, the Partnership had repaid all of its debt obligations. AFS does not anticipate any future non-recourse borrowings on behalf of the Partnership.

Distributions

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the second quarter of 1993.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2011, the Partnership had no commitments to purchase lease assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new lease assets.

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

The Partnership’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to the Partnership’s critical accounting policies since December 31, 2010.

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

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

Item 4. [Removed and Reserved].

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

Date: May 16, 2011

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