Form 10-Q
period 2011-06-30
ATEL CASH DISTRIBUTION FUND V L P
filed 2011-08-10
CIK 892875

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2011

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

The number of Limited Partnership Units outstanding as of July 31, 2011 was 12,471,600.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CASH DISTRIBUTION FUND V, L.P.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CASH DISTRIBUTION FUND V, L.P.

BALANCE SHEETS

JUNE 30, 2011 AND DECEMBER 31, 2010
(in thousands)
(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$1,327	$496
Accounts receivable	114	95
Prepaid expenses	1	4
Investments in equipment and leases, net of accumulated depreciation of $16,591 at June 30, 2011 and $16,402 at December 31, 2010	3,198	3,624
Total assets	$4,640	$4,219
LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$24	$81
Other	107	130
Unearned operating lease income	25	108
Total liabilities	156	319
Commitments and contingencies
Partners’ capital:
General Partner	211	205
Limited Partners	4,273	3,695
Total Partners’ capital	4,484	3,900
Total liabilities and Partners’ capital	$4,640	$4,219

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011 AND 2010
(in thousands, except for units and per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Leasing activities:
Operating leases	$652	$640	$1,285	$1,303
Gain on sales of assets	29	7	190	12
Other	—	1	1	1
Total revenues	681	648	1,476	1,316
Expenses:
Depreciation of operating lease assets	203	250	412	558
Cost reimbursements to General Partner	60	72	128	148
Professional fees	3	12	18	32
Railcar maintenance	88	115	163	247
Interest expense	—	—	—	3
Equipment and incentive management fees to General Partner	20	18	39	38
Other management fees	21	21	40	43
Outside services	14	20	27	40
Other	40	34	65	62
Total expenses	449	542	892	1,171
Net income	$232	$106	$584	$145
Net income:
General Partner	$3	$—	$6	$—
Limited Partners	229	106	578	145
	$232	$106	$584	$145
Net income per Limited Partnership Unit	$0.02	$0.01	$0.05	$0.01
Weighted average number of Units outstanding	12,471,600	12,471,600	12,471,600	12,471,600

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2010
AND FOR THE SIX MONTHS ENDED
JUNE 30, 2011
(in thousands, except for units and per unit data)
(Unaudited)

	Limited Partners		General Partner
	Units	Amount		Total
Balance December 31, 2009	12,471,600	$4,347	$199	$4,546
Distributions to Limited Partners ($0.10 per Unit)	—	(1,247)	—	(1,247)
Net income	—	595	6	601
Balance December 31, 2010	12,471,600	3,695	205	3,900
Net income	—	578	6	584
Balance June 30, 2011	12,471,600	$4,273	$211	$4,484

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011 AND 2010
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating activities:
Net income	$232	$106	$584	$145
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation of operating lease assets	203	250	412	558
Gain on sales of assets	(29)	(7)	(190)	(12)
Changes in operating assets and liabilities:
Accounts receivable	6	—	(19)	(45)
Prepaid expenses	1	2	3	4
Accounts payable and accruals:
General Partner	14	(20)	(57)	(41)
Other	(3)	(3)	(23)	(9)
Accrued interest payable	—	(1)	—	(1)
Unearned operating lease income	(76)	(5)	(83)	(4)
Net cash provided by operating activities	348	322	627	595
Investing activities:
Proceeds from sales of assets	33	10	204	17
Net cash provided by investing activities	33	10	204	17
Financing activities:
Repayments of non-recourse debt	—	(139)	—	(344)
Net cash used in financing activities	—	(139)	—	(344)
Net increase in cash and cash equivalents	381	193	831	268
Cash and cash equivalents at beginning of period	946	667	496	592
Cash and cash equivalents at end of period	$1,327	$860	$1,327	$860
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$3	$—	$3	$5
Cash paid during the period for interest	$—	$1	$—	$4

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

The Partnership conducted a public offering of 12,500,000 Limited Partnership Units (“Units”) at a price of $10 per Unit. On March 19, 1993, subscriptions for the minimum number of Units, 120,000, or $1.2 million, had been received. On that date, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). As of November 15, 1994, the Partnership had received and accepted subscriptions for 12,500,000, or $125 million in addition to the Initial Limited Partners’ Units and the offering was terminated. At June 30, 2011, 12,471,600 Units remained issued and outstanding.

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

As of June 30, 2011, the Partnership is in the liquidation phase of its life cycle as defined in the Partnership Agreement and is making distributions on an annual basis or at the discretion of the General Partner.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the General Partner has reviewed events that have occurred after June 30, 2011, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, and adjustments thereto.

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

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Limited Partners’ Units outstanding during the period.

3. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2010	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2011
Net investment in operating leases	$3,624	$(14)	$(412)	$3,198

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for sale or lease. As a result of these reviews, management determined that no impairment losses existed in the respective six months ended June 30, 2011 and 2010.

The Partnership utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Partnership’s equipment was $203 thousand and $250 thousand for the respective three months ended June 30, 2011 and 2010, and was $412 thousand and $558 thousand for the respective six months ended June 30, 2011 and 2010.

All of the leased property was acquired in the years 1993 through 2004.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Investment in equipment and leases, net: - (continued)

Operating leases:

Equipment on operating leases consists of the following (in thousands):

	Balance December 31, 2010	Additions	Reclassifications or Dispositions	Balance June 30, 2011
Transportation, rail	$19,626	$—	$(116)	$19,510
Containers	400	—	(121)	279
	20,026	—	(237)	19,789
Less accumulated depreciation	(16,402)	(412)	223	(16,591)
Total	$3,624	$(412)	$(14)	$3,198

The average estimated residual value for assets on operating leases was 14% and 15% of the assets’ original cost at June 30, 2011 and December 31, 2010, respectively.

At June 30, 2011, the aggregate amounts of future minimum lease payments under operating leases are as follows (in thousands):

Operating Leases
Six months ending December 31, 2011	$554
Year ending December 31, 2012	223
2013	65
2014	36
2015	36
2016	36
Thereafter	105
$1,055

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

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Related party transactions: - (continued)

Incentive management fees are computed as 5% of distributions of cash from operations, as defined in the Partnership Agreement and equipment management fees are computed as 5% of gross revenues from operating leases, as defined in the Partnership Agreement plus 2% of gross revenues from full payout leases, as defined in the Partnership Agreement.

During the three and six months ended June 30, 2011 and 2010, AFS and/or affiliates earned fees and commissions, and billed for reimbursements pursuant to the Partnership Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost reimbursements to General Partner	$60	$72	$128	$148
Equipment and incentive management fees to General Partner	20	18	39	38
	$80	$90	$167	$186

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

6. Partners’ capital:

As of June 30, 2011 and December 31, 2010, 12,471,600 Units remained issued and outstanding (including the 50 Units issued to the Initial Limited Partners).

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

As defined in the Limited Partnership Agreement, the Partnership’s Net Income, Net Losses, and Tax Credits are to be allocated 99% to the Limited Partners and 1% to AFS. The Limited Partnership Agreement allows the Partnership to make an allocation of income to AFS in order to maintain the capital account of AFS at zero. There were no such allocations made during the respective three and six months periods ended June 30, 2011 and 2010.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Partners’ capital: - (continued)

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

There were no distributions paid to the Limited Partners during the three and six months ended June 30, 2011 and 2010.

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

As of June 30, 2011, the Partnership remains in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. The Partnership continues to generally make distributions on an annual basis or at the discretion of the General Partner.

Results of Operations

The three months ended June 30, 2011 versus the three months ended June 30, 2010

The Partnership had net income of $232 thousand and $106 thousand for the three months ended June 30, 2011 and 2010, respectively. The results for the second quarter of 2011 reflect a decline in total operating expenses and an increase in total revenues when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2011 increased by $33 thousand, or 5%, as compared to the prior year period, mainly due to a $22 thousand increase in gain on sales of lease assets and a $12 thousand increase in operating lease revenues.

The increase in gain on sales of lease assets was largely due to the sale of two railcars during the current quarter. By comparison, there were no railcars sold during the prior year period. The increase in operating lease revenues was mainly due to a higher negotiated rate on a lease that renewed in 2011 offset, in part, by continued sales of lease assets.

Expenses

Total expenses for the second quarter of 2011 decreased by $93 thousand, or 17%, as compared to the prior year period. The net reduction in expenses was primarily a result of decreases in depreciation expense and railcar maintenance expense.

Depreciation expense was reduced by $47 thousand, or 19%, largely due to an increase in the number of assets that have been fully depreciated since the second quarter of 2010, combined with asset sales and dispositions. Likewise, railcar maintenance expense decreased by $27 thousand as the 2011 railcar inventory continued to decline as a result of asset sales and dispositions.

The six months ended June 30, 2011 versus the six months ended June 30, 2010

The Partnership had net income of $584 thousand and $145 thousand for the six months ended June 30, 2011 and 2010, respectively. The results for the first half of 2011 reflect a decrease in total operating expenses and an increase in revenues when compared to the same period of 2010.

Revenues

Total revenues for the first half of 2011 increased by $160 thousand, or 12%, as compared to the prior year period. The increase was mostly comprised of a $178 thousand increase in gain on sales of lease assets offset, in part, by an $18 thousand reduction in operating lease revenues.

The increase in gain on sales of lease assets was largely a result of increased volume of containers and railcars sold during the first half of 2011. A total of 24 containers and 16 railcars were sold during the first six months of 2011 as compared to 11 containers and no railcars sold during the prior year period.

Operating lease revenues decreased mainly due to lower contingent rental revenue from the Partnership’s railcars and the continued sales of lease assets. Such decline was partially offset by an increase in the negotiated rate of a lease that renewed in 2011. The contingent rental revenue from railcars is based on the utilization of such assets.

Expenses

Total expenses for the first half of 2011 decreased by $279 thousand, or 24%, as compared to the prior year period. The net reduction in expenses was primarily a result of decreases in depreciation expense, railcar maintenance expense and costs reimbursed to AFS.

Depreciation expense was reduced by $146 thousand, or 26%, largely due to an increase in the number of assets that have been fully depreciated since the second quarter of 2010, combined with asset sales and dispositions. Railcar maintenance expense decreased by $84 thousand as the first half of 2010 amount included maintenance costs related to the re-leasing of certain inventoried railcars. In addition, the 2011 railcar inventory continued to decline as a result of asset sales and dispositions. Costs reimbursed to AFS declined by $20 thousand mainly due to lower administrative costs allocated to the Fund to better align costs with the Partnership’s dwindling operations.

Capital Resources and Liquidity

At June 30, 2011 and December 31, 2010, the Partnership’s cash and cash equivalents totaled $1.3 million and $496 thousand, respectively. The liquidity of the Partnership varies, increasing to the extent cash flows from leases and proceeds from lease asset sales exceed expenses and decreasing as distributions are made to the partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net cash provided by (used in):
Operating activities	$348	$322	$627	$595
Investing activities	33	10	204	17
Financing activities	—	(139)	—	(344)
Net increase in cash and cash equivalents	$381	$193	$831	$268

The three months ended June 30, 2011 versus the three months ended June 30, 2010

Operating Activities

Cash provided by operating activities for the second quarter of 2011 increased by $26 thousand, or 8%, as compared to the prior year period. The net increase in cash flow was mainly attributable to increases in net income and in payables due to the General Partner offset, in part, by a reduction in prepaid rents received during the current quarter.

Investing Activities

Cash provided by investing activities for the second quarter of 2011 increased by $23 thousand as compared to the prior year period, representing an increase in proceeds from sales of lease assets. The increased proceeds were mostly associated with the sale of 2 railcars during the current quarter. By comparison, there were no railcars sold during the prior year period.

Financing Activities

The Partnership had no financing activities during the second quarter of 2011. By comparison, $139 thousand was used in financing activities during the prior year quarter, representing scheduled principal payments made on the Fund’s non-recourse debt which matured and was fully settled on May 1, 2010.

The six months ended June 30, 2011 versus the six months ended June 30, 2010

Operating Activities

Cash provided by operating activities for the first half of 2011 increased by $32 thousand, or 5%, as compared to the prior year period. The net increase in cash flow was mainly attributable to increases in net income and in the collection of accounts receivable. These increases were offset, in part, by a reduction in prepaid rents received and a decrease in accrued liabilities primarily related to incentive fees due to AFS and to the resolution of certain items held in suspense.

Investing Activities

Cash provided by investing activities for the first half of 2011 increased by $187 thousand as compared to the prior year period, representing an increase in proceeds from sales of lease assets. Proceeds increased on higher volume of containers and railcars sold during the first half of 2011 as compared to the same period in 2010.

Financing Activities

The Partnership had no financing activities during the first half of 2011. By comparison, $344 thousand was used in financing activities during the prior year period, representing scheduled principal payments made on the Fund’s non-recourse debt which matured and was fully settled on May 1, 2010.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2011, the Partnership had no commitments to purchase lease assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new lease assets.

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

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

31.1 Rule 13a-14(a)/15d-14(a) Certification of Dean L. Cash
31.2 Rule 13a-14(a)/15d-14(a) Certification of Paritosh K. Choksi
32.1 Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash
32.2 Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2011

ATEL CASH DISTRIBUTION FUND V, L.P.
(Registrant)

By:	ATEL Financial Services, LLC General Partner of Registrant

By: /s/ Dean L. Cash Dean L. Cash President and Chief Executive Officer of ATEL Financial Services, LLC (General Partner)
By: /s/ Paritosh K. Choksi Paritosh K. Choksi Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (General Partner)
By: /s/ Samuel Schussler Samuel Schussler Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (General Partner)