Form 10-Q
period 2011-09-30
ATEL CASH DISTRIBUTION FUND V L P
filed 2011-11-14
CIK 892875

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2011

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The number of Limited Partnership Units outstanding as of October 31, 2011 was 12,471,600.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CASH DISTRIBUTION FUND V, L.P.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CASH DISTRIBUTION FUND V, L.P.

BALANCE SHEETS

SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(In Thousands)
(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$1,814	$496
Accounts receivable	88	95
Prepaid expenses	4	4
Investments in equipment and leases, net of accumulated depreciation of $16,753 at September 30, 2011 and $16,402 at December 31, 2010	3,005	3,624
Total assets	$4,911	$4,219
LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$19	$81
Other	107	130
Unearned operating lease income	96	108
Total liabilities	222	319
Commitments and contingencies
Partners’ capital:
General Partner	213	205
Limited Partners	4,476	3,695
Total Partners’ capital	4,689	3,900
Total liabilities and Partners’ capital	$4,911	$4,219

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Leasing activities:
Operating leases	$631	$621	$1,916	$1,924
Gain on sales of assets	7	8	197	20
Other	—	2	1	3
Total revenues	638	631	2,114	1,947
Expenses:
Depreciation of operating lease assets	190	205	602	763
Cost reimbursements to General Partner	60	74	188	222
Professional fees	3	3	21	35
Railcar maintenance	111	100	274	347
Interest expense	—	—	—	3
Equipment and incentive management fees to General Partner	18	18	57	56
Other management fees	22	21	62	64
Outside services	17	16	44	56
Other	12	23	77	85
Total expenses	433	460	1,325	1,631
Net income	$205	$171	$789	$316
Net income:
General Partner	$2	$—	$8	$—
Limited Partners	203	171	781	316
	$205	$171	$789	$316
Net income per Limited Partnership Unit	$0.02	$0.01	$0.06	$0.02
Weighted average number of Units outstanding	12,471,600	12,471,600	12,471,600	12,471,600

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2010
AND FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2011
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Limited Partners		General Partner	Total
	Units	Amount
Balance December 31, 2009	12,471,600	$4,347	$199	$4,546
Distributions to Limited Partners ($0.10 per Unit)	—	(1,247)	—	(1,247)
Net income	—	595	6	601
Balance December 31, 2010	12,471,600	3,695	205	3,900
Net income	—	781	8	789
Balance September 30, 2011	12,471,600	$4,476	$213	$4,689

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating activities:
Net income	$205	$171	$789	$316
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation of operating lease assets	190	205	602	763
Gain on sales of assets	(7)	(8)	(197)	(20)
Changes in operating assets and liabilities:
Accounts receivable	26	12	7	(33)
Prepaid expenses	(3)	(5)	—	(1)
Accounts payable and accruals:
General Partner	(5)	(3)	(62)	(44)
Other	—	(54)	(23)	(63)
Accrued interest payable	—	—	—	(1)
Unearned operating lease income	71	5	(12)	1
Net cash provided by operating activities	477	323	1,104	918
Investing activities:
Proceeds from sales of assets	10	11	214	28
Improvements of equipment on operating leases	—	(6)	—	(6)
Net cash provided by investing activities	10	5	214	22
Financing activities:
Repayments of non-recourse debt	—	—	—	(344)
Net cash used in financing activities	—	—	—	(344)
Net increase in cash and cash equivalents	487	328	1,318	596
Cash and cash equivalents at beginning of period	1,327	860	496	592
Cash and cash equivalents at end of period	$1,814	$1,188	$1,814	$1,188
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$—	$—	$3	$5
Cash paid during the period for interest	$—	$—	$—	$4

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

The Partnership conducted a public offering of 12,500,000 Limited Partnership Units (“Units”) at a price of $10 per Unit. On March 19, 1993, subscriptions for the minimum number of Units, 120,000, or $1.2 million, had been received. On that date, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). As of November 15, 1994, the Partnership had received and accepted subscriptions for 12,500,000, or $125 million in addition to the Initial Limited Partners’ Units and the offering was terminated. At September 30, 2011, 12,471,600 Units remained issued and outstanding.

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

As of September 30, 2011, the Partnership is in the liquidation phase of its life cycle as defined in the Partnership Agreement and is making distributions on an annual basis or at the discretion of the General Partner.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the General Partner has reviewed events that have occurred after September 30, 2011, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, and adjustments thereto.

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

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Limited Partners’ Units outstanding during the period.

3. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2010	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2011
Net investment in operating leases	$3,624	$(17)	$(602)	$3,005

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for sale or lease. As a result of these reviews, management determined that no impairment losses existed during the respective three and nine months ended September 30, 2011 and 2010.

The Partnership utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Partnership’s equipment was $190 thousand and $205 thousand for the respective three months ended September 30, 2011 and 2010, and was $602 thousand and $763 thousand for the respective nine months ended September 30, 2011 and 2010.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Investment in equipment and leases, net: - (continued)

All of the leased property was acquired in the years 1993 through 2004.

Operating leases:

Equipment on operating leases consists of the following (in thousands):

	Balance December 31, 2010	Additions	Reclassifications or Dispositions	Balance September 30, 2011
Transportation, rail	$19,626	$—	$(115)	$19,511
Containers	400	—	(153)	247
	20,026	—	(268)	19,758
Less accumulated depreciation	(16,402)	(602)	251	(16,753)
Total	$3,624	$(602)	$(17)	$3,005

The average estimated residual value for assets on operating leases was 14% and 15% of the assets’ original cost at September 30, 2011 and December 31, 2010, respectively.

At September 30, 2011, the aggregate amounts of future minimum lease payments under operating leases are as follows (in thousands):

Operating Leases
Three months ending December 31, 2011	$260
Year ending December 31, 2012	274
2013	116
2014	66
2015	36
2016	36
Thereafter	105
$893

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

During the three and nine months ended September 30, 2011 and 2010, AFS and/or affiliates earned fees and commissions, and billed for reimbursements pursuant to the Partnership Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost reimbursements to General Partner	$60	$74	$188	$222
Equipment and incentive management fees to General Partner	18	18	57	56
	$78	$92	$245	$278

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

6. Partners’ capital:

As of September 30, 2011 and December 31, 2010, 12,471,600 Units remained issued and outstanding (including the 50 Units issued to the Initial Limited Partners).

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

As defined in the Limited Partnership Agreement, the Partnership’s Net Income, Net Losses, and Tax Credits are to be allocated 99% to the Limited Partners and 1% to AFS. The Limited Partnership Agreement allows the Partnership to make an allocation of income to AFS in order to maintain the capital account of AFS at zero. There were no such allocations made during the respective three and nine months periods ended September 30, 2011 and 2010.

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

There were no distributions paid to the Limited Partners during the three and nine months ended September 30, 2011 and 2010.

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

As of September 30, 2011, the Partnership remains in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. The Partnership continues to generally make distributions on an annual basis or at the discretion of the General Partner.

Results of Operations

The three months ended September 30, 2011 versus the three months ended September 30, 2010

The Partnership had net income of $205 thousand and $171 thousand for the three months ended September 30, 2011 and 2010, respectively. The results for the third quarter of 2011 primarily reflect a decline in total operating expenses.

Revenues

Total revenues for the third quarter of 2011 were relatively comparable to the prior year period.

Expenses

Total expenses for the third quarter of 2011 decreased by $27 thousand, or 6%, as compared to the prior year period. The net reduction in expenses was primarily a result of decreases in depreciation expense and costs reimbursed to AFS.

Depreciation expense was reduced by $15 thousand largely due to an increase in the number of assets that have been fully depreciated since the third quarter of 2010, combined with asset sales and dispositions. Costs reimbursed to AFS declined by $14 thousand mainly due to lower administrative costs allocated to the Fund to better align costs with the Partnership’s dwindling operations.

The nine months ended September 30, 2011 versus the nine months ended September 30, 2010

The Partnership had net income of $789 thousand and $316 thousand for the nine months ended September 30, 2011 and 2010, respectively. The results for the first nine months of 2011 reflect a decrease in total operating expenses and an increase in revenues when compared to the same period of 2010.

Revenues

Total revenues for the first nine months of 2011 increased by $167 thousand, or 9%, as compared to the prior year period. The increase was mostly comprised of a $177 thousand increase in gain on sales of lease assets.

The increase in gain on sales of lease assets was largely a result of increased volume of containers and railcars sold during the first nine months of 2011. A total of 30 containers and 16 railcars were sold during the first nine months of 2011 as compared to 17 containers and no railcars sold during the prior year period.

Expenses

Total expenses for the first nine months of 2011 decreased by $306 thousand, or 19%, as compared to the prior year period. The net reduction in expenses was primarily a result of decreases in depreciation expense, railcar maintenance expense and costs reimbursed to AFS.

Depreciation expense was reduced by $161 thousand, or 21%, largely due to an increase in the number of assets that have been fully depreciated since the third quarter of 2010, combined with asset sales and dispositions. Railcar maintenance expense decreased by $73 thousand as the first nine months of 2010 amount included maintenance costs related to the re-leasing of certain inventoried railcars. Moreover, the 2011 railcar inventory continued to decline as a result of asset sales and dispositions. Costs reimbursed to AFS decreased by $34 thousand mainly due to lower administrative costs allocated to the Fund to better align costs with the Partnership’s declining operations.

Capital Resources and Liquidity

At September 30, 2011 and December 31, 2010, the Partnership’s cash and cash equivalents totaled $1.8 million and $496 thousand, respectively. The liquidity of the Partnership varies, increasing to the extent cash flows from leases and proceeds from lease asset sales exceed expenses and decreasing as distributions are made to the partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net cash provided by (used in):
Operating activities	$477	$323	$1,104	$918
Investing activities	10	5	214	22
Financing activities	—	—	—	(344)
Net increase in cash and cash equivalents	$487	$328	$1,318	$596

The three months ended September 30, 2011 versus the three months ended September 30, 2010

During the three months ended September 30, 2011 and 2010, the Partnership’s primary source of liquidity was cash flow from its portfolio of operating lease contracts. During the same periods, cash was primarily used to pay invoices related to General Partner fees and expenses, and other payables.

The nine months ended September 30, 2011 versus the nine months ended September 30, 2010

During the nine months ended September 30, 2011 and 2010, the Partnership’s primary source of liquidity was cash flow from its portfolio of operating lease contracts and proceeds from lease asset sales. During the same periods, cash was primarily used to pay invoices related to General Partner fees and expenses, and other payables. In addition, during the prior year period, cash was used to pay off $344 thousand of non-recourse debt. As the Fund is in its liquidation phase, any future financing activity is anticipated to only include distributions to Partners.

Non-Recourse Long-Term Debt

The Partnership’s long-term borrowings were generally non-recourse to the Partnership, that is, the only recourse of the lender is to the equipment or corresponding lease acquired with the loan proceeds. As of May 1, 2010, the Partnership had repaid all of its debt obligations. AFS does not anticipate any future non-recourse borrowings on behalf of the Partnership.

Distributions

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the second quarter of 1993. During its liquidation phase, the rates and frequency of periodic distributions paid by the Fund are solely at the discretion of the General Partner.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2011, the Partnership had no commitments to purchase lease assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new lease assets.

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

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

Date: November 14, 2011

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