Form 10-K
period 2011-12-31
ATEL CASH DISTRIBUTION FUND V L P
filed 2012-03-09
CIK 892875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2011
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1934.Yes ☐ No ☒

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Partnership Units outstanding as of February 29, 2012 was 12,471,600.

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

The Partnership conducted a public offering of 12,500,000 Limited Partnership Units (“Units”) at a price of $10 per Unit. On March 19, 1993, subscriptions for the minimum number of Units, 120,000, or $1.2 million, had been received. On that date, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). As of November 15, 1994, the Partnership had received and accepted subscriptions for 12,500,000, or $125 million in addition to the initial Limited Partners’ Units and the offering was terminated. As of December 31, 2011, 12,471,600 Units were issued and outstanding.

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

Pursuant to the Partnership Agreement, AFS receives compensation and reimbursements for services rendered on behalf of the Partnership (see Note 5 to the financial statements included in Item 8 of this report). AFS is required to maintain in the Partnership reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of AFS.

As of December 31, 2011, the Partnership remains in the liquidation phase of its life cycle as defined in the Partnership Agreement.

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

During 2011 and 2010, certain lessees generated significant portions (defined as 10% or more) of the Partnership’s total lease revenues as follows:

	Type of Equipment	Percentage of Total Lease Revenues
Lessee		2011	2010
Union Pacific Railroad Company	Railcars	28%	34%
Central States Enterprises	Railcars	23%	26%
Interstate Commodities	Railcars	21%	14%
Union Carbide Corporation	Railcars	*	10%
*	Less than 10%.

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

Equipment Leasing Activities

The Partnership had acquired a diversified portfolio of equipment. The equipment had been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 2011 and the industries to which the assets were leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation	$95,489	50.90%
Mining equipment	27,998	14.92%
Furniture, fixtures and office equipment	22,210	11.84%
Construction	15,335	8.17%
Materials handling	13,829	7.37%
Office automation	4,594	2.45%
Other*	8,141	4.35%
	$187,596	100.00%
*	Individual amounts included in “Other” represent less than 2% of the total.

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$46,271	24.67%
Mining	29,823	15.90%
Oil & gas	21,302	11.36%
Retail, foods	11,216	5.98%
Food processing	9,829	5.24%
Construction	9,411	5.02%
Chemicals	9,075	4.84%
Retail, restaurant	8,528	4.55%
Transportation, other	8,311	4.43%
Primary metals	7,526	4.01%
Manufacturing, other	6,816	3.63%
Manufacturing, auto/truck	6,690	3.57%
Printing	4,708	2.51%
Other*	8,090	4.29%
	$187,596	100.00%
*	Individual amounts included in “Other” represent less than 2% of the total.

Through December 31, 2011, the Partnership had disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sales Price	Excess of Rents Over Expenses*
Transportation	$75,052	$35,579	$67,501
Mining equipment	27,998	7,797	26,376
Furniture, fixtures and office equipment	22,210	8,315	18,925
Construction	15,335	4,035	16,773
Materials handling	13,829	2,878	15,158
Office automation	4,594	970	4,814
Other	7,906	3,625	9,419
	$166,924	$63,199	$158,966
*	Includes only those expenses directly related to the production of the related rents

For further information regarding the Partnership’s equipment lease portfolio as of December 31, 2011, see Note 4 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Item 4. [REMOVED AND RESERVED]

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

Holders

As of December 31, 2011, a total of 6,562 investors were Unitholders of record in the Partnership.

ERISA Valuation

In order to permit ERISA fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Partnership’s assets as of December 31, 2011. AFS calculated the estimated liquidation proceeds that would be realized by the Partnership, assuming an orderly disposition of all of the Partnership’s assets as of December 31, 2011. The estimates were based on the amount of remaining lease payments on existing Partnership leases, and the estimated residual values of the equipment held by the Partnership upon the termination of those leases. This valuation was based solely on AFS’s perception of market conditions and the types and amounts of the Partnership’s assets. No independent valuation was sought.

After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Partnership assets that would be distributed to Unitholders on liquidation of the Partnership, and divided the total so distributable by the number of outstanding Units. As of December 31, 2011, the value of the Partnership’s assets, calculated on this basis, was approximately $0.49 per Unit. The foregoing valuation was performed solely for the ERISA purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unitholder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Partnership may actually receive if and when it seeks to liquidate its assets or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Partnership.

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

Distributions were paid in December 2011 and December 2010. The annualized rates for distributions from 2011 and 2010 operations were $0.15 and $0.10 per Unit, respectively. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the General Partner.

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

As of December 31, 2011, the Partnership remains in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. The Partnership continues to generally make distributions on an annual basis or at the discretion of the General Partner.

Results of Operations

As of December 31, 2011 and 2010, approximately 99% and 98% of the Partnership’s operating lease assets (as a percentage of total equipment cost), respectively, were leased to lessees in the rail transportation industry.

As previously indicated, certain lessees generated significant portions (defined as 10% or more) of the Partnership’s total lease revenues during 2011 and 2010 as follows:

	Type of Equipment	Percentage of Total Lease Revenues
Lessee		2011	2010
Union Pacific Railroad Company	Railcars	28%	34%
Central States Enterprises	Railcars	23%	26%
Interstate Commodities	Railcars	21%	14%
Union Carbide Corporation	Railcars	*	10%
*	Less than 10%.

These percentages are not expected to be comparable in future periods due to the expiration of lessee contracts during the Fund’s liquidation period.

It has been the Partnership’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions were acquired subject to binding lease commitments, so equipment utilization remained high throughout the reinvestment stage. Initial lease terms of these leases were generally from 36 to 84 months, and as they expired, the Partnership attempted to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Partnership. All of the Partnership’s equipment on lease was acquired in the years 1993 through 2004. The utilization percentage of existing assets under lease was 99% and 100% when calculated at December 31, 2011 and 2010, respectively.

Cost reimbursements to the General Partner are based on its costs incurred in performing administrative services for the Partnership. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

2011 versus 2010

The Partnership had net income of $966 thousand and $601 thousand for the years ended December 31, 2011 and 2010, respectively. The 2011 results primarily reflect a decline in total operating expenses and an increase in total revenues when compared to the prior year.

Revenues

Total revenues for 2011 increased by $40 thousand, or 1%, as compared to the prior year. The net growth in revenues was comprised of increases in operating lease revenues and other revenues offset, in part, by a decline in gain on sales of lease assets.

The increase in operating lease revenues totaled $62 thousand and was mainly due to a higher negotiated rate on a lease that renewed in 2011 offset, in part, by the impact of continued sales of lease assets during the liquidation stage of the Partnership. Other revenues increased by $31 thousand largely due to the resolution of certain items previously held in suspense.

Partially offsetting the aforementioned increases in revenues was a $53 thousand decrease in gain on sales of lease assets primarily as a result of the lower volume of railcars sold in 2011.

Expenses

Total expenses for 2011 decreased by $325 thousand, or 15%, as compared to the prior year. The net reduction in expenses was primarily a result of decreases in depreciation expense, railcar maintenance expense and costs reimbursed to AFS offset, in part, by an increase in management fees paid to AFS.

Depreciation expense was reduced by $197 thousand, or 21%, largely due to an increase in the number of assets that have been fully depreciated since 2010, combined with asset sales and dispositions. Railcar maintenance expense decreased by $74 thousand as the 2010 amount included maintenance costs related to the re-leasing of certain inventoried railcars. Moreover, the 2011 railcar inventory continued to decline as a result of asset sales and dispositions. Costs reimbursed to AFS decreased by $52 thousand mainly due to lower administrative costs allocated to the Fund to better align costs with the Partnership’s declining operations.

Partially offsetting the aforementioned decreases in expenses was a $30 thousand increase in management fees paid to AFS. The increase in management fees paid to AFS was largely due to higher current year incentive fees resulting from distributions of increased cash from operations during 2011 as compared to 2010. Such cash distributions were higher primarily as a result of increased rents combined with decreased railcar maintenance and partnership administration expenses, as previously discussed.

Capital Resources and Liquidity

At December 31, 2011 and 2010, the Partnership’s cash and cash equivalents totaled $249 thousand and $496 thousand, respectively. The liquidity of the Partnership varies, increasing to the extent cash flows from leases and proceeds from lease asset sales exceed expenses and decreasing as distributions are made to the partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The primary source of liquidity for the Partnership has been its cash flow from leasing activities. As the initial lease terms have expired, the Partnership ventured to re-lease or sell the equipment. Future liquidity will depend on the Partnership’s success in remarketing or selling the equipment as it comes off-rental.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2011	2010
Net cash provided by (used in):
Operating activities	$1,405	$1,216
Investing activities	218	279
Financing activities	(1,870)	(1,591)
Net decrease in cash and cash equivalents	$(247)	$(96)

2011 versus 2010

During 2011 and 2010, the Partnership’s primary sources of liquidity were cash flows from its portfolio of operating lease contracts and proceeds from lease asset sales.

During the same comparative years, cash was primarily used to make distributions to limited partners, totaling $1.9 million and $1.2 million for 2011 and 2010, respectively. In addition, during 2010, cash was used to pay off $344 thousand of non-recourse debt. As the Fund is in its liquidation phase, any future financing activity is anticipated to only include distributions to Partners.

Non-Recourse Long-Term Debt

The Partnership’s long-term borrowings are generally non-recourse to the Partnership, that is, the only recourse of the lender is to the equipment or corresponding lease acquired with the loan proceeds. Through its term of existence, the Partnership had borrowed $62.5 million of non-recourse debt. As of May 1, 2010, the Partnership had repaid all of its debt obligations. As of December 31, 2011 and 2010, the Partnership had no outstanding non-recourse debt. The General Partner does not anticipate any future non-recourse borrowings on behalf of the Partnership.

Distributions

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the second quarter of 1993. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2011, the Partnership had no commitments to purchase lease assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new lease assets.

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

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, revenues are recognized on a cash basis.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 10 through 21.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
ATEL Cash Distribution Fund V, L.P.

We have audited the accompanying balance sheets of ATEL Cash Distribution Fund V, L.P. (“Partnership”) as of December 31, 2011 and 2010, and the related statements of income, changes in partners’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Management of the Partnership’s General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Cash Distribution Fund V, L.P. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP
San Francisco, California March 9, 2012

ATEL CASH DISTRIBUTION FUND V, L.P.

BALANCE SHEETS

DECEMBER 31, 2011 AND 2010
(In Thousands)

	2011	2010
ASSETS
Cash and cash equivalents	$249	$496
Accounts receivable	261	95
Prepaid expenses	2	4
Investments in equipment and leases, net of accumulated depreciation of $13,789 at December 31, 2011 and $16,402 at December 31, 2010	2,843	3,624
Total assets	$3,355	$4,219
LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$113	$81
Other	225	130
Unearned operating lease income	21	108
Total liabilities	359	319
Commitments and contingencies
Partners’ capital:
General Partner	215	205
Limited Partners	2,781	3,695
Total Partners’ capital	2,996	3,900
Total liabilities and Partners’ capital	$3,355	$4,219

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(In Thousands Except for Units and Per Unit Data)

	2011	2010
Revenues:
Leasing activities:
Operating leases	$2,565	$2,503
Gain on sales of assets	198	251
Other	35	4
Total revenues	2,798	2,758
Expenses:
Depreciation of operating lease assets	761	958
Cost reimbursements to General Partner	253	305
Professional fees	28	42
Railcar maintenance	372	446
Interest expense	—	3
Equipment and incentive management fees to General Partner	156	126
Other management fees	81	83
Outside services	66	73
Other	115	121
Total expenses	1,832	2,157
Net income	$966	$601
Net income:
General Partner	$10	$6
Limited Partners	956	595
	$966	$601
Net income per Limited Partnership Unit	$0.08	$0.05
Weighted average number of Units outstanding	12,471,600	12,471,600

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(In Thousands Except for Units and Per Unit Data)

	Limited Partners		General Partner	Total
	Units	Amount
Balance December 31, 2009	12,471,600	$4,347	$199	$4,546
Distributions to Limited Partners ($0.10 per Unit)	—	(1,247)	—	(1,247)
Net income	—	595	6	601
Balance December 31, 2010	12,471,600	3,695	205	3,900
Distributions to Limited Partners ($0.15 per Unit)	—	(1,870)	—	(1,870)
Net income	—	956	10	966
Balance December 31, 2011	12,471,600	$2,781	$215	$2,996

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(In Thousands)

	2011	2010
Operating activities:
Net income	$966	$601
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation of operating lease assets	761	958
Gain on sales of assets	(198)	(251)
Changes in operating assets and liabilities:
Accounts receivable	(166)	(34)
Prepaid expenses	2	1
Accounts payable and accruals:
General Partner	32	10
Other	95	(74)
Accrued interest payable	—	(1)
Unearned operating lease income	(87)	6
Net cash provided by operating activities	1,405	1,216
Investing activities:
Proceeds from sales of assets	218	285
Improvements of equipment on operating leases	—	(6)
Net cash provided by investing activities	218	279
Financing activities:
Repayments of non-recourse debt	—	(344)
Distributions to Limited Partners	(1,870)	(1,247)
Net cash used in financing activities	(1,870)	(1,591)
Net decrease in cash and cash equivalents	(247)	(96)
Cash and cash equivalents at beginning of year	496	592
Cash and cash equivalents at end of year	$249	$496
Supplemental disclosures of cash flow information:
Cash paid during the year for taxes	$3	$5
Cash paid during the year for interest	$—	$4

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

The Partnership conducted a public offering of 12,500,000 Limited Partnership Units (“Units”) at a price of $10 per Unit. On March 19, 1993, subscriptions for the minimum number of Units, 120,000, or $1.2 million, had been received. On that date, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). As of November 15, 1994, the Partnership had received and accepted subscriptions for 12,500,000, or $125 million in addition to the initial Limited Partners’ Units and the offering was terminated. As of December 31, 2011, 12,471,600 Units were issued and outstanding.

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

As of December 31, 2011, the Partnership is in the liquidation phase of its life cycle as defined in the Partnership Agreement and is making distributions on an annual basis or at the discretion of the General Partner.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2011 and 2010, and the related statements of income, changes in partners’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Partnership has reviewed, as determined necessary by the General Partner, events that have occurred after December 31, 2011, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments, such as U.S. Treasury instruments, with original and/or purchased maturities of ninety days or less.

Credit risk:

Financial instruments that potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Partnership places the majority of its cash deposits in noninterest-bearing transaction accounts which are fully insured, without limit, through December 31, 2012 under the Dodd-Frank amendment to the Federal Deposit Insurance Act. This unlimited coverage is separate from, and in addition to, the coverage provided to depositors with other accounts held at a depository institution insured by the Federal Deposit Insurance Corporation. The remainder of the Funds’ cash is temporarily invested in U.S. Treasury denominated instruments. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries related to equipment on operating leases.

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

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, revenues are recognized on a cash basis.

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

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

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

The primary geographic region in which the Partnership sought leasing opportunities was North America. The table below summarizes geographic information relating to the sources, by nation, of the total net revenues for the years ended December 31, 2011 and 2010, and long-lived tangible assets as of December 31, 2011 and 2010 (dollars in thousands):

	For the year ended December 31,
	2011	% of Total	2010	% of Total
Revenue
United States	$2,675	96%	$2,758	100%
Canada	123	4%	—	0%
Total International	123	4%	—	0%
Total	$2,798	100%	$2,758	100%

	As of December 31,		As of December 31,
	2011	% of Total	2010	% of Total
Long-lived assets
United States	$2,066	73%	$3,624	100%
Canada	777	27%	—	0%
Total International	777	27%	—	0%
Total	$2,843	100%	$3,624	100%

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

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

For the years ended December 31, 2011 and 2010, income taxes and franchise taxes totaled $3 thousand and $2 thousand, respectively. The Partnership does not have any entity level uncertain tax positions. The Partnership files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Partnership’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2011 and 2010 as follows (in thousands):

	2011	2010
Financial statement basis of net assets	$2,996	$3,900
Tax basis of net assets (unaudited)	16,805	17,266
Difference (unaudited)	$(13,809)	$(13,366)

The primary differences between the tax bases of the net assets and the amounts recorded in the financial statements are the result of differences in the adjustments related to lease revenues and accounting for depreciation methods used in the financial statements and the Partnership’s tax returns.

The following reconciles the net income reported in these financial statements to the income reported on the Partnership’s federal tax return (unaudited) for each of the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Net income per financial statements	$966	$601
Tax adjustments (unaudited):
Adjustment to depreciation expense	621	674
Adjustments to lease revenues	(88)	7
Gain on sale of assets	(90)	33
Income per federal tax return (unaudited)	$1,409	$1,315

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

As of December 31, 2011 and 2010, approximately 99% and 98%, of the Partnership’s operating lease assets (as a percentage of total equipment cost), respectively, were leased to lessees in the rail transportation industry.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

3. Concentration of credit risk and major customers: - (continued)

During 2011 and 2010, certain lessees generated significant portions (defined as 10% or more) of the Partnership’s total lease revenues as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2011	2010
Union Pacific Railroad Company	Railcars	28%	34%
Central States Enterprises	Railcars	23%	26%
Interstate Commodities	Railcars	21%	14%
Union Carbide Corporation	Railcars	*	10%
*	Less than 10%.

4. Investments in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2010	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2011
Net investment in operating leases	$3,624	$(34)	$(761)	$2,829
Assets held for sale or lease, net of accumulated depreciation of $5 in 2011 and $0 in 2010	—	15	(1)	14
Total	$3,624	$(19)	$(762)	$2,843

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of these reviews, management determined that no impairment losses existed in either 2011 or 2010.

The Partnership utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Partnership’s equipment approximated $761 thousand and $958 thousand for the years ended December 31, 2011 and 2010, respectively.

All of equipment on lease was acquired in the years 1993 through 2004.

Operating leases:

Equipment on operating leases consists of the following (in thousands):

	Balance December 31, 2010	Additions	Reclassifications or Dispositions	Balance December 31, 2011
Transportation, rail	$19,626	$—	$(3,247)	$16,379
Containers	400	—	(166)	234
	20,026	—	(3,413)	16,613
Less accumulated depreciation	(16,402)	(761)	3,379	(13,784)
Total	$3,624	$(761)	$(34)	$2,829

The average estimated residual value for assets on operating leases was 14% and 15% of the assets’ original cost at December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, the Partnership had no operating leases in non-accrual status.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

4. Investments in equipment and leases, net: - (continued)

At December 31, 2011, the aggregate amounts of future minimum lease payments under operating leases are as follows (in thousands):

Operating Leases
Year ending December 31, 2012	$1,324
2013	1,166
2014	1,012
2015	776
2016	652
Thereafter	105
$5,035

As indicated in Note 1, the Partnership is scheduled to terminate no later than December 31, 2013. In the event that any assets remain at such date, the Fund will venture to dispose of such assets in an orderly manner within a reasonable timeframe.

5. Related party transactions:

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

During the years ended December 31, 2011 and 2010, AFS and/or affiliates earned fees, commissions and reimbursements pursuant to the Partnership Agreement as follows (in thousands):

	2011	2010
Cost reimbursements to General Partner and/or affiliates	$253	$305
Equipment and incentive management fees to General Partner	156	126
	$409	$431

6. Guarantees:

The Partnership enters into contracts that contain a variety of indemnifications. The Partnership’s maximum exposure under these arrangements is unknown. However, the Partnership has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

6. Guarantees: - (continued)

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

7. Partners’ capital:

As of December 31, 2011 and 2010, 12,471,600 Units were issued and outstanding (including the Units issued to the initial Limited Partners).

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

As defined in the Partnership Agreement, the Partnership’s Net Profits, Net Losses, and Distributions are to be allocated 99% to the Limited Partners and 1% to AFS. The Limited Partnership Agreement allows the Partnership to make an allocation of income to AFS in order to maintain the capital account of AFS at zero. There were no such allocations made during the respective years ended December 31, 2011 and 2010.

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

Third, AFS will receive as Incentive Management Compensation, 15% of remaining Cash from Operations and remaining Cash from Sales or Refinancing; and

Fourth, the balance to the Limited Partners.

Distributions to Limited Partners for the years ended December 31, 2011 and 2010 were as follows (in thousands except Units and per Unit data):

	2011	2010
Distributions declared	$1,870	$1,247
Weighted average number of Units outstanding	12,471,600	12,471,600
Weighted average distributions per Unit	$0.15	$0.10

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the General Partner is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Partnership, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2011. The internal control process of the General Partner, as it is applicable to the Partnership, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the General Partner assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of December 31, 2011. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the General Partner concluded that the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, was effective as of December 31, 2011.

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

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS

The registrant is a Limited Partnership and, therefore, has no officers or directors.

All of the outstanding capital stock of ATEL Financial Services, LLC (“AFS”) (the General Partner) is held by ATEL Capital Group (“ACG”), a holding company formed to control AFS and affiliated companies. The outstanding voting capital stock of ACG is owned 100% by Dean L. Cash.

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

Dean L. Cash, age 61, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 58, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 53, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the General Partner acts as the audit committee of the Partnership. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the General Partner and are deemed to be financial experts. They are not independent of the Partnership.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5, the Partnership is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2011.

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

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its Affiliates. The amount of such remuneration paid for the years ended December 31, 2011 and 2010 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 5 thereof, which information is hereby incorporated by reference.

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

Equipment Management Fees

As compensation for its services rendered generally in managing or supervising the management of the Partnership’s equipment and in supervising other ongoing services and activities including, among others, arranging for necessary maintenance and repair of equipment, collecting revenue, paying operating expenses, determining the equipment is being used in accordance with all operative contractual arrangements, property and sales tax monitoring and preparation of financial data, AFS or its affiliates are entitled to receive management fees which are payable for each fiscal quarter and are to be in an amount equal to (i) 5% of the gross lease revenues from “operating” leases and (ii) 2% of gross lease revenues from “full payout” leases which contain net lease provisions. See Note 5 to the financial statements included at Item 8, Financial Statements and Supplementary Data, of this report for amounts paid.

Incentive Management Fees

As compensation for its services rendered in establishing and maintaining the composition of the Partnership’s equipment portfolio and its acquisition and debt strategies and supervising fund administration including supervising the preparation of reports and maintenance of financial and operating data of the Partnership, Securities and Exchange Commission and Internal Revenue Service filings, returns and reports, AFS is entitled to receive the Partnership management fee which shall be payable for each fiscal quarter and shall be an amount equal to 5% of distributions of cash from operations until such time as the Limited Partners have received aggregate distributions of cash from operations in an amount equal to their original invested capital plus a 10% per annum return on their average adjusted invested capital (as defined in the Partnership Agreement). Thereafter, the incentive management fee shall be 15% of all distributions of cash from operations, sales or refinancing. See Note 5 to the financial statements included at Item 8, Financial Statements and Supplementary Data, of this report for amounts paid.

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

General Partner’s Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 99% to the Limited Partners and 1% to AFS. See the statements of income included in Item 8, Financial Statements and Supplementary Data, of this report for the amounts allocated to the General and Limited Partners in 2011.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2011, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to Item 1 of this report under the caption “Equipment Leasing Activities,” Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions” at Note 5 thereof, and Item 11 of this report under the caption “Executive Compensation,” are hereby incorporated by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the most recent two years, the Partnership incurred audit fees with its principal auditors as follows (in thousands):

	2011	2010
Audit fees	$17	$25

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

Date: March 9, 2012

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (General Partner)	March 9, 2012
/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (General Partner)	March 9, 2012
/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (General Partner)	March 9, 2012

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.