Form 10-Q
period 2012-06-30
ATEL CASH DISTRIBUTION FUND V L P
filed 2012-08-13
CIK 892875

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2012

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

The number of Limited Partnership Units outstanding as of July 31, 2012 was 12,471,600.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CASH DISTRIBUTION FUND V, L.P.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CASH DISTRIBUTION FUND V, L.P.

BALANCE SHEETS

JUNE 30, 2012 AND DECEMBER 31, 2011
(In Thousands)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$947	$249
Accounts receivable	216	261
Prepaid expenses and other assets	6	2
Investments in equipment and leases, net of accumulated depreciation of $13,896 at June 30, 2012 and $13,789 at December 31, 2011	2,707	2,843
Total assets	$3,876	$3,355
LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$9	$113
Other	187	225
Unearned operating lease income	19	21
Total liabilities	215	359
Commitments and contingencies
Partners’ capital:
General Partner	222	215
Limited Partners	3,439	2,781
Total Partners’ capital	3,661	2,996
Total liabilities and Partners’ capital	$3,876	$3,355

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2012 AND 2011
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Leasing activities:
Operating leases	$686	$652	$1,394	$1,285
Gain on sales of assets	3	29	9	190
Other	—	—	—	1
Total revenues	689	681	1,403	1,476
Expenses:
Depreciation of operating lease assets	66	203	133	412
Cost reimbursements to General Partner	60	60	116	128
Professional fees	4	3	16	18
Railcar maintenance	147	88	295	163
Equipment and incentive management fees to General Partner	15	20	31	39
Other management fees	20	21	42	40
Outside services	17	14	37	27
Postage	11	9	18	17
Printing and photocopying	13	20	26	22
Other	10	11	24	26
Total expenses	363	449	738	892
Net income	$326	$232	$665	$584
Net income:
General Partner	$4	$3	$7	$6
Limited Partners	322	229	658	578
	$326	$232	$665	$584
Net income per Limited Partnership Unit	$0.03	$0.02	$0.05	$0.05
Weighted average number of Units outstanding	12,471,600	12,471,600	12,471,600	12,471,600

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2011
AND FOR THE SIX MONTHS ENDED
JUNE 30, 2012
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Limited Partners		General Partner	Total
	Units	Amount
Balance December 31, 2010	12,471,600	$3,695	$205	$3,900
Distributions to Limited Partners ($0.10 per Unit)	—	(1,870)	—	(1,870)
Net income	—	956	10	966
Balance December 31, 2011	12,471,600	2,781	215	2,996
Net income	—	658	7	665
Balance June 30, 2012	12,471,600	$3,439	$222	$3,661

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2012 AND 2011
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating activities:
Net income	$326	$232	$665	$584
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation of operating lease assets	66	203	133	412
Gain on sales of assets	(3)	(29)	(9)	(190)
Changes in operating assets and liabilities:
Accounts receivable	(55)	6	45	(19)
Prepaid expenses and other assets	(3)	1	(4)	3
Accounts payable and accruals:
General Partner	(26)	14	(104)	(57)
Other	(14)	(3)	(38)	(23)
Unearned operating lease income	(1)	(76)	(2)	(83)
Net cash provided by operating activities	290	348	686	627
Investing activities:
Proceeds from sales of assets	4	33	12	204
Net cash provided by investing activities	4	33	12	204
Financing activities:
Net cash provided by financing activities	—	—	—	—
Net increase in cash and cash equivalents	294	381	698	831
Cash and cash equivalents at beginning of period	653	946	249	496
Cash and cash equivalents at end of period	$947	$1,327	$947	$1,327
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$3	$3	$3	$3

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

The Partnership conducted a public offering of 12,500,000 Limited Partnership Units (“Units”) at a price of $10 per Unit. On March 19, 1993, subscriptions for the minimum number of Units, 120,000, or $1.2 million, had been received. On that date, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). As of November 15, 1994, the Partnership had received and accepted subscriptions for 12,500,000, or $125 million in addition to the Initial Limited Partners’ Units and the offering was terminated. At June 30, 2012, 12,471,600 Units remained issued and outstanding.

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

As of June 30, 2012, the Partnership is in the liquidation phase of its life cycle as defined in the Partnership Agreement and is making distributions on an annual basis or at the discretion of the General Partner.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the General Partner has reviewed events that have occurred after June 30, 2012, up until the issuance of the financial statements. In July 2012, pursuant to an ongoing liquidation of portfolio assets, the Fund completed the sale of approximately a third of its June 30, 2012 portfolio of assets to two third party lessors. It is the General Partner’s intent to complete an orderly liquidation of the Fund’s remaining portfolio of assets as soon as reasonably practicable.

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

The primary geographic region in which the Partnership sought leasing opportunities was North America. The table below summarizes geographic information relating to the sources, by nation, of the total net revenues for the six months ended June 30, 2012 and 2011, and long-lived tangible assets as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	For the six months ended June 30,
	2012	% of Total	2011	% of Total
Revenue
United States	$1,033	74%	$1,476	100%
Canada	370	26%	—	0%
Total International	370	26%	—	0%
Total	$1,403	100%	$1,476	100%

	As of June 30,		As of December 31,
	2012	% of Total	2011	% of Total
Long-lived assets
United States	$1,955	72%	$2,066	73%
Canada	752	28%	777	27%
Total International	752	28%	777	27%
Total	$2,707	100%	$2,843	100%

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Limited Partners’ Units outstanding during the period.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2011	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2012
Net investment in operating leases	$2,829	$(3)	$(133)	$2,693
Assets held for sale or lease, net of accumulated depreciation of $5 at June 30, 2012 and December 31, 2011	14	—	—	14
Total	$2,843	$(3)	$(133)	$2,707

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for sale or lease. As a result of these reviews, management determined that no impairment losses existed during the respective six months ended June 30, 2012 and 2011.

The Partnership utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Partnership’s equipment was $66 thousand and $203 thousand for the respective three months ended June 30, 2012 and 2011, and was $133 thousand and $412 thousand for the respective six months ended June 30, 2012 and 2011.

All of the leased property was acquired in the years 1993 through 2004.

Operating leases:

Equipment on operating leases consists of the following (in thousands):

	Balance December 31, 2011	Additions	Reclassifications or Dispositions	Balance June 30, 2012
Transportation, rail	$16,379	$—	$(29)	$16,350
Containers	234	—	—	234
	16,613	—	(29)	16,584
Less accumulated depreciation	(13,784)	(133)	26	(13,891)
Total	$2,829	$(133)	$(3)	$2,693

The average estimated residual value for assets on operating leases was 13% and 14% of the assets’ original cost at June 30, 2012 and December 31, 2011, respectively.

In July 2012, pursuant to an ongoing liquidation of portfolio assets, the Fund completed the sale of approximately a third of its June 30, 2012 portfolio of assets to two third party lessors. It is the General Partner’s intent to complete an orderly liquidation of the Fund’s remaining portfolio of assets as soon as reasonably practicable.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Investment in equipment and leases, net: - (continued)

At June 30, 2012, the aggregate amounts of future minimum lease payments under operating leases are as follows (in thousands):

Operating Leases
Six months ending December 31, 2012	$844
Year ending December 31, 2013	961
2014	807
2015	106
2016	36
2017	36
Thereafter	69
$2,859

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

During the three and six months ended June 30, 2012 and 2011, AFS and/or affiliates earned fees and commissions, and billed for reimbursements pursuant to the Partnership Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost reimbursements to General Partner	$60	$60	$116	$128
Equipment and incentive management fees to General Partner	15	20	31	39
	$75	$80	$147	$167

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

6. Partners’ capital:

As of June 30, 2012 and December 31, 2011, 12,471,600 Units remained issued and outstanding (including the 50 Units issued to the Initial Limited Partners).

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

As defined in the Limited Partnership Agreement, the Partnership’s Net Income, Net Losses, and Tax Credits are to be allocated 99% to the Limited Partners and 1% to AFS. The Limited Partnership Agreement allows the Partnership to make an allocation of income to AFS in order to maintain the capital account of AFS at zero. There were no such allocations made during the respective three and six months periods ended June 30, 2012 and 2011.

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

There were no distributions paid to the Limited Partners during the three and six months ended June 30, 2012 and 2011.

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

As of June 30, 2012, the Partnership remains in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. The Partnership continues to generally make distributions on an annual basis or at the discretion of the General Partner.

Results of Operations

The three months ended June 30, 2012 versus the three months ended June 30, 2011

The Partnership had net income of $326 thousand and $232 thousand for the three months ended June 30, 2012 and 2011, respectively. The results for the second quarter of 2012 reflect a decrease in total operating expenses and a slight increase in total revenues when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2012 increased by $8 thousand, or 1%, as compared to the prior year period. The increase was largely due to a $34 thousand increase in operating lease revenue offset by a $26 thousand decrease in gain on sales of leased assets.

Operating lease revenue increased mainly due to higher rates realized on certain leased assets and a period over period increase in usage-based rental revenue offset, in part, by the impact of continued sales of lease assets during the liquidation stage of the Partnership.

The decrease in gain on sales of lease assets was largely a result of the lower volume of equipment sold during the second quarter of 2012. A total of 2 containers were sold during the current year period as compared to sales of 8 containers and 2 railcars during the prior year period.

Expenses

Total expenses for the second quarter of 2012 decreased by $86 thousand, or 19%, as compared to the prior year period. The net reduction in expenses was primarily a result of a decrease in depreciation expense offset, in part, by an increase in railcar maintenance.

Depreciation expense was reduced by $137 thousand, or 67%, largely due to an increase in the number of assets that have been fully depreciated since the second quarter of 2011, combined with asset sales and dispositions. Railcar maintenance expense was higher by $59 thousand primarily due to increased material and labor costs.

The six months ended June 30, 2012 versus the six months ended June 30, 2011

The Partnership had net income of $665 thousand and $584 thousand for the six months ended June 30, 2012 and 2011, respectively. The results for the first half of 2012 reflect decreases in both total operating expenses and total revenues when compared to the prior year period.

Revenues

Total revenues for the first half of 2012 decreased by $73 thousand, or 5%, as compared to the prior year period. The decrease was largely due to a $181 thousand decrease in gains on sales of lease assets offset, in part, by a $109 thousand increase in operating lease revenue.

The decrease in gain on sales of lease assets was largely a result of the lower volume of equipment sold during the first half of 2012. A total of 6 containers were sold during the current year period as compared to sales of 24 containers and 16 railcars during the prior year period.

Operating lease revenue increased mainly due to a period over period increase in usage-based rental revenue and higher rates realized on certain leased assets offset, in part, by the impact of continued sales of lease assets during the liquidation stage of the Partnership.

Expenses

Total expenses for the first half of 2012 decreased by $154 thousand, or 17%, as compared to the prior year period. The net reduction in expenses was mainly due to a decrease in depreciation expense offset, in part, by an increase in railcar maintenance.

Depreciation expense was reduced by $279 thousand, or 68%, largely due to an increase in the number of assets that have been fully depreciated since June 30, 2011, combined with asset sales and dispositions. The increase in railcar maintenance expense totaled $132 thousand and was mainly associated with costs of preparing certain railcars for deployment under a new lease term, and higher overall material and labor costs.

Capital Resources and Liquidity

At June 30, 2012 and December 31, 2011, the Partnership’s cash and cash equivalents totaled $947 thousand and $249 thousand, respectively. The liquidity of the Partnership varies, increasing to the extent cash flows from leases and proceeds from lease asset sales exceed expenses and decreasing as distributions are made to the partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net cash provided by:
Operating activities	$290	$348	$686	$627
Investing activities	4	33	12	204
Financing activities	—	—	—	—
Net increase in cash and cash equivalents	$294	$381	$698	$831

The three months ended June 30, 2012 versus the three months ended June 30, 2011

During the three months ended June 30, 2012 and 2011, the Partnership’s primary sources of liquidity were cash flows from its portfolio of operating lease contracts and proceeds from lease asset sales. During the same periods, cash was primarily used to pay invoices related to General Partner fees and expenses, and other payables.

The Partnership had no financing activity during the second quarters of 2012 and 2011. As the Fund is in its liquidation phase, any future financing activity is anticipated to only include distributions to Partners.

The six months ended June 30, 2012 versus the six months ended June 30, 2011

During the six months ended June 30, 2012 and 2011, the Partnership’s primary sources of liquidity were cash flows from its portfolio of operating lease contracts and proceeds from lease asset sales. During the same periods, cash was primarily used to pay invoices related to General Partner fees and expenses, and other payables. The Partnership had no financing activity during the first six months of 2012 and 2011.

Distributions

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the second quarter of 1993. During its liquidation phase, the rates and frequency of periodic distributions paid by the Fund are solely at the discretion of the General Partner.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2012, the Partnership had no commitments to purchase lease assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new lease assets.

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

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

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

Date: August 13, 2012

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