Form 10-Q
period 2012-09-30
ATEL CASH DISTRIBUTION FUND V L P
filed 2012-11-13
CIK 892875

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2012

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

The number of Limited Partnership Units outstanding as of October 31, 2012 was 12,471,600.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CASH DISTRIBUTION FUND V, L.P.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CASH DISTRIBUTION FUND V, L.P.

BALANCE SHEETS (FINAL)

SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
(In Thousands)
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$—	$249
Accounts receivable	—	261
Prepaid expenses and other assets	—	2
Investments in equipment and leases, net of accumulated depreciation of $0 at September 30, 2012 and $13,789 at December 31, 2011	—	2,843
Total assets	$—	$3,355
LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$—	$113
Other	—	225
Unearned operating lease income	—	21
Total liabilities	—	359
Commitments and contingencies
Partners’ capital:
General Partner	—	215
Limited Partners	—	2,781
Total Partners’ capital	—	2,996
Total liabilities and Partners’ capital	$—	$3,355

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF INCOME (FINAL)

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2012 AND 2011
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Leasing activities:
Operating leases	$462	$631	$1,856	$1,916
Gain on sales of assets	5,051	7	5,060	197
Other	1	—	1	1
Total revenues	5,514	638	6,917	2,114
Expenses:
Depreciation of operating lease assets	55	190	188	602
Cost reimbursements to General Partner	54	60	170	188
Professional fees	8	3	24	21
Railcar maintenance	50	111	345	274
Equipment and incentive management fees to General Partner	58	18	89	57
Other management fees	15	22	57	62
Outside services	21	17	58	44
Postage	1	—	19	17
Printing and photocopying	2	—	28	22
Other	11	12	35	38
Total expenses	275	433	1,013	1,325
Net income	$5,239	$205	$5,904	$789
Net income:
General Partner	$52	$2	$59	$8
Limited Partners	5,187	203	5,845	781
	$5,239	$205	$5,904	$789
Net income per Limited Partnership Unit	$0.42	$0.02	$0.47	$0.06
Weighted average number of Units outstanding	12,471,600	12,471,600	12,471,600	12,471,600

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (FINAL)

FOR THE YEAR ENDED DECEMBER 31, 2011
AND FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2012
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Limited Partners		General Partner	Total
	Units	Amount
Balance December 31, 2010	12,471,600	$3,695	$205	$3,900
Distributions to Limited Partners ($0.15 per Unit)	—	(1,870)	—	(1,870)
Net income	—	956	10	966
Balance December 31, 2011	12,471,600	2,781	215	2,996
Distributions to Limited Partners accrued pursuant to Fund Liquidation ($0.50 per Unit)	—	(6,236)	—	(6,236)
Net income	—	5,845	59	5,904
Net assets transferred to liquidating trust	(12,471,600)	(2,664)	—	(2,664)
Transfer of Unitholder interests to liquidating trust	—	274	(274)	—
Balance September 30, 2012	—	$—	$—	$—

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

STATEMENTS OF CASH FLOWS (FINAL)

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2012 AND 2011
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating activities:
Net income	$5,239	$205	$5,904	$789
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of operating lease assets	55	190	188	602
Gain on sales of assets	(5,051)	(7)	(5,060)	(197)
Changes in operating assets and liabilities:
Accounts receivable	(162)	26	(117)	7
Prepaid expenses and other assets	6	(3)	2	—
Accounts payable and accruals:
General Partner	45	(5)	(59)	(62)
Other	(22)	—	(60)	(23)
Unearned operating lease income	(19)	71	(21)	(12)
Net cash provided by operating activities	91	477	777	1,104
Investing activities:
Proceeds from sales of assets	5,802	10	5,814	214
Net cash provided by investing activities	5,802	10	5,814	214
Financing activities:
Cash transferred to liquidating trust	(6,840)	—	(6,840)	—
Net cash used in financing activities	(6,840)	—	(6,840)	—
Net (decrease) increase in cash and cash equivalents	(947)	487	(249)	1,318
Cash and cash equivalents at beginning of period	947	1,327	249	496
Cash and cash equivalents at end of period	$—	$1,814	$—	$1,814
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$—	$—	$3	$3
Supplemental disclosures of non-cash transactions:
Distributions to Limited Partners accrued pursuant to Fund Liquidation	$6,236	$—	$6,236	$—
Net non-cash assets and liabilities transferred to Trust	$4,176	$—	$4,176	$—

See accompanying notes.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. Organization and partnership matters:

ATEL Cash Distribution Fund V, L.P. (the “Partnership” or the “Fund”) was formed under the laws of the State of California in September 1992. The Partnership was formed to engage in the sale of limited partnership investment units and the acquisition of equipment to utilize in equipment leasing and sales activities. The General Partner of the Partnership was ATEL Financial Services, LLC (“AFS”), a California limited liability company. Prior to converting to a limited liability company structure, AFS was formerly known as ATEL Financial Corporation.

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

As of September 30, 2012, the Partnership ceased operations and transferred its net assets (the “Trust Assets”) to a liquidating trust (the “Trust”). The Trust is governed and operated by all the terms and conditions of the Partnership Agreement. The Trust is irrevocable and was formed and will be operated for the sole purpose of liquidating the remaining Trust Assets, paying or otherwise satisfying any remaining or contingent liabilities of the Partnership, including payment of the administrative costs of the Trust, and distributing any remaining balance to the Trust Interest Holders (the former Unitholders of the Partnership in direct proportion to their respective former Unit holdings) upon termination of the Trust. In connection with the administration of the Trust Assets, the Trustee (AFS), as a fiduciary, shall have and may exercise the powers, authority and discretion, consistent with the powers of the General Partner under the Partnership Agreement. The Trustee shall make distributions to the Trust Interest Holders in the same manner, with the same allocations and priorities, as distributions would have been affected to Unitholders under the Partnership Agreement had the Trust Assets remained in the Partnership.

The Partnership assets and liabilities transferred to the Trust at September 30, 2012 were as follows (in thousands):

Cash		$6,840
Non-cash assets and liabilities:
Accounts receivable	$378
Investments in equipment and leases, net of accumulated depreciation of $12,896 at September 30, 2012	1,901
Accounts payable and accrued liabilities	(219)
Accrued distribution to Limited Partners	(6,236)
Net non-cash assets and liabilities transferred to Trust		(4,176)
Net assets transferred to the Trust		$2,664

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. Organization and partnership matters: - (continued)

These unaudited interim financial statements, to be filed with the Securities and Exchange Commission on Form 10-Q pursuant to mandatory quarterly reporting requirements, represent the Fund’s final public filing as the Partnership has terminated its operations and transferred its net assets to the Trust. Nonetheless, these unaudited financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission.

The Trust will continue to provide periodic financial statements to the Trust Interest Holders, as it finalizes the liquidation of Trust assets, settlement of accounts and makes liquidating distributions to Trust Interest Holders. The trust will prepare and have audited combined financial statements for the full year 2012 reflecting twelve months of combined Partnership and Trust operations.

On or about December 1, 2012, the offices of the Trust and the Trustee will be relocated to The Transamerica Pyramid, 600 Montgomery Street, 9th Floor, San Francisco, California 94111. The telephone number for the Trustee will be (415) 989-8800 at the new location.

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

In preparing the accompanying unaudited financial statements, the General Partner has reviewed events that have occurred after September 30, 2012, the date the Partnership ceased operations and transferred its net assets to the Trust, up until the date of issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to these financial statements, or adjustments hereto.

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

Segment reporting:

The Partnership was not organized to operate in multiple segments for the purpose of making operating decisions or assessing performance. Accordingly, the Partnership operated in one reportable operating segment in the United States.

Certain of the Partnership’s lessee customers may have had international operations. In those instances, the Partnership was aware that certain equipment, primarily railcars, may periodically exit the country. However, those lessee customers were based in the United States, and it was impractical for the Partnership to track, on an asset-by-asset, day-by-day basis, where these assets were deployed.

The primary geographic region in which the Partnership sought leasing opportunities was North America.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

The table below summarizes geographic information relating to the sources, by nation, of the total net revenues for the nine months ended September 30, 2012 and 2011, and long-lived tangible assets as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	For the nine months ended September 30,
	2012	% of Total	2011	% of Total
Revenue
United States	$6,547	95%	$2,114	100%
Canada	370	5%	—	0%
Total International	370	5%	—	0%
Total	$6,917	100%	$2,114	100%

	As of September 30,		As of December 31,
	2012	% of Total	2011	% of Total
Long-lived assets
United States	$—	0%	$2,066	73%
Canada	—	0%	777	27%
Total International	—	0%	777	27%
Total	$—	0%	$2,843	100%

As of September 30, 2012, the Fund ceased operations and transferred its net assets to the Trust.

Per Unit data:

Net income and distributions per Unit were based upon the weighted average number of Limited Partners’ Units outstanding during the periods presented.

3. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2011	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2012
Net investment in operating leases	$2,829	$(2,642)	$(187)	$—
Assets held for sale or lease, net of accumulated depreciation of $0 at September 30, 2012 and $5 at December 31, 2011	14	(13)	(1)	—
Total	$2,843	$(2,655)	$(188)	$—

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviewed the carrying values of its assets on leases and assets held for sale or lease. As a result of those reviews, management determined that no impairment losses existed during the respective nine months ended September 30, 2012 and 2011.

The Partnership utilized a straight-line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Partnership’s equipment was $55 thousand and $190 thousand for the respective three months ended September 30, 2012 and 2011, and was $188 thousand and $602 thousand for the respective nine months ended September 30, 2012 and 2011.

All of the leased property was acquired in the years 1993 through 2004.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Investment in equipment and leases, net: - (continued)

Operating leases:

Equipment on operating leases consists of the following (in thousands):

	Balance December 31, 2011	Additions	Reclassifications or Dispositions	Balance September 30, 2012
Transportation, rail	$16,379	$—	$(16,379)	$—
Containers	234	—	(234)	—
	16,613	—	(16,613)	—
Less accumulated depreciation	(13,784)	(187)	13,971	—
Total	$2,829	$(187)	$(2,642)	$—

The average estimated residual value for assets on operating leases was 14% of the assets’ original cost at December 31, 2011.

As of September 30, 2012, the Fund ceased operations and transferred its net assets to the Trust. During the third quarter of 2012, the Company continued its liquidation of assets with multiple sales of railcars. Year-to-date, lease asset sales proceeds approximated $5.8 million with a related gain on such sales of $5.1 million primarily from the third quarter transaction. By comparison, sales of lease assets resulted in realized gains of $7 thousand and $197 thousand for the three and nine months ended September 30, 2011, respectively.

4. Related party transactions:

The terms of the Partnership Agreement provided that AFS and/or affiliates were entitled to receive certain fees for equipment acquisition, management and resale and for management of the Partnership. In connection with the administration of the Trust Assets, the Trustee, as a fiduciary, shall have and may exercise the powers, authority and discretion, consistent with the powers of the General Partner under the Partnership Agreement.

The Partnership Agreement allowed for the reimbursement of costs incurred by AFS in providing administrative services to the Partnership. Administrative services provided include Partnership accounting, investor relations, legal counsel and lease and equipment documentation. AFS was not reimbursed for services whereby it was entitled to receive a separate fee as compensation for such services, such as acquisition and disposition of equipment.

Each of ATEL Leasing Corporation (“ALC”) and AFS is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Partnership and successor Trust. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; investor relations, communications and general administrative services are performed by AFS.

Cost reimbursements to the General Partner and successor Trustee are based on its costs incurred in performing administrative services for the Partnership. These costs are allocated to each managed entity based on certain criteria such as managed assets, number of investors or contributed capital based upon the type of cost incurred.

Incentive management fees are computed as 5% of distributions of cash from operations, as defined in the Partnership Agreement and equipment management fees are computed as 5% of gross revenues from operating leases plus 2% of gross revenues from full payout leases both as defined in the Partnership Agreement.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Related party transactions: - (continued)

During the three and nine months ended September 30, 2012 and 2011, AFS and/or affiliates earned fees and commissions, and billed for reimbursements pursuant to the Partnership Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost reimbursements to General Partner	$54	$60	$170	$188
Equipment and incentive management fees to General Partner	58	18	89	57
	$112	$78	$259	$245

5. Guarantees:

The Partnership entered into contracts that contain a variety of indemnifications. The Partnership’s maximum exposure under these arrangements is unknown. However, the Partnership has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

The General Partner knows of no facts or circumstances that would make the Partnership’s, and successor Trust’s, contractual commitments outside standard mutual covenants applicable to commercial transactions between businesses. Accordingly, the Partnership believes that these indemnification obligations were made in the ordinary course of business as part of standard commercial and industry practice, and that any potential liability under the Partnership’s similar commitments is remote. With the transfer of the Fund’s net assets to the Trust, any indemnification obligation which may become payable will be borne by the Trust, separately recorded and/or disclosed as a liability in accordance with GAAP.

6. Partners’ capital:

At December 31, 2011, 12,471,600 Units remained issued and outstanding (including the 50 Units issued to the Initial Limited Partners). Effective with the transfer of net assets to the Trust, all Unitholder interests were transferred thereto.

The Partnership had the right, exercisable at the General Partner’s discretion, but not the obligation, to repurchase Units of a Unitholder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Partnership was otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund Units was made in accordance with Section 13 of the Amended and Restated Agreement of Limited Partnership. The repurchase would have been at the discretion of the General Partner on terms it determined to be appropriate under given circumstances, in the event that the General Partner deemed such repurchase to be in the best interest of the Partnership; provided, the Partnership was never required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units were cancelled. Units repurchased in prior periods were repurchased at amounts representing the original investment less cumulative distributions made to the Unitholder with respect to the Units. All Units repurchased during a quarter were deemed to be repurchased effective the last day of the preceding quarter, and were not deemed to be outstanding during, or entitled to allocations of net income, net loss or distributions for the quarter in which such repurchase occurs.

As defined in the Limited Partnership Agreement, the Partnership’s Net Income, Net Losses, and Tax Credits were to be allocated 99% to the Limited Partners and 1% to AFS. The Limited Partnership Agreement allowed the Partnership to make an allocation of income to AFS in order to maintain the capital account of AFS at zero.

ATEL CASH DISTRIBUTION FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Partners’ capital: - (continued)

As defined in the Limited Partnership Agreement, available Cash from Operations and Cash from Sales and Refinancing were to be distributed as follows:

First, 5% of Distributions of Cash from Operations to AFS as Incentive Management Fee;

Second, the balance to the Limited Partners until the Limited Partners have received Aggregate Distributions in an amount equal to their Original Invested Capital, as defined, plus a 10% per annum cumulative (compounded daily) return on their Adjusted Invested Capital;

Third, AFS was to receive as Incentive Management Compensation, the following:

(A) 10% of remaining Cash from Operations and

(B) 15% of remaining Cash from Sales or Refinancing; and

Fourth, the balance to the Limited Partners.

There were no distributions paid to the Limited Partners during the three and nine months ended September 30, 2012 and 2011.

As discussed in Note 1, as of September 30, 2012, the Partnership ceased operations and transferred its net assets to a liquidating trust (the “Trust”). The Trust was formed to liquidate the remaining Trust Assets, pay or otherwise satisfy any remaining or contingent liabilities of the Partnership, including payment of the administrative costs of the Trust, and distribute any balance to the Unitholders (as Trust Interest Holders) upon termination of the Trust.

A distribution of $6.2 million, or $.50 per Unit, was accrued at September 30, 2012 and will be paid to Unitholder interests during the fourth quarter of 2012 pursuant to the ongoing liquidation of the Trust.

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

Overview

ATEL Cash Distribution Fund V, L.P. (the “Partnership” or the “Fund”) was formed under the laws of the State of California in September 1992. The Partnership was formed to engage in the sale of limited partnership investment units and the acquisition of equipment to utilize in equipment leasing and sales activities. The General Partner of the Partnership was ATEL Financial Services, LLC (“AFS”), a California limited liability company. Prior to converting to a limited liability company structure, AFS was formerly known as ATEL Financial Corporation.

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

As of September 30, 2012, the Partnership ceased operations and transferred its net assets (the ``Trust Assets'') to a liquidating trust (the ``Trust''). The Trust is governed and operated by all the terms and conditions of the Partnership Agreement. The Trust is irrevocable and was formed and will be operated for the sole purpose of liquidate the remaining Trust Assets, paying or otherwise satisfying any remaining or contingent liabilities of the Partnership, including payment of the administrative costs of the Trust, and distributing any remaining balance to the Trust Interest Holders (the former Partnership Unitholders in direct proportion to their respective former Unit holdings) upon termination of the Trust. In connection with the administration of the Trust Assets, the Trustee (AFS), as a fiduciary, shall have and may exercise the powers, authority and discretion, consistent with the powers of the General Partner under the Partnership Agreement. AFS shall make distributions to the Trust Interest Holders in the same manner, with the same allocations and priorities, as distributions would have been affected to Unitholders under the Partnership Agreement had the Trust Assets remained in the Partnership.

The Partnership assets and liabilities transferred to the Trust at September 30, 2012 are as follows (in thousands):

Cash		$6,840
Non-cash assets and liabilities:
Accounts receivable	$378
Investments in equipment and leases, net of accumulated depreciation of $12,896 at September 30, 2012	1,901
Accounts payable and accrued liabilities	(219)
Accrued distribution to Limited Partners	(6,236)
Net non-cash assets and liabilities transferred to Trust		(4,176)
Net assets transferred to the Trust		$2,664

These unaudited interim financial statements, to be filed with the Securities and Exchange Commission on Form 10-Q pursuant to mandatory quarterly reporting requirements, represent the Fund’s final public filing as the Partnership has terminated its operations and transferred its net assets to the Trust. The Trust will continue to provide periodic financial statements to the Trust Interest Holders, as it finalizes the liquidation of Fund assets, settlement of accounts and makes liquidating distributions to Trust Interest Holders. The Trust will have prepared and audited combined Fund and Trust financial statements reflecting a full year twelve months of combined Fund and Trust operations for 2012.

Results of Operations

The three months ended September 30, 2012 versus the three months ended September 30, 2011

The Partnership had net income of $5.2 million and $205 thousand for the three months ended September 30, 2012 and 2011, respectively. The results for the third quarter of 2012 reflect a significant increase in total revenues coupled with a decrease in total operating expenses when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2012 increased by $4.9 million compared to the prior year period. The increase was a result of an increase in gains recognized on sales of leased assets partially offset by a decline in operating lease revenues.

Gain on sales of lease assets increased by $5.0 million largely due to the volume of equipment sold. Pursuant to an ongoing liquidation of portfolio assets, the Fund completed the sale of 270 railcars and 39 containers during the current year period. This compares to sales of 6 containers during the prior year period. As of September 30, 2012, the Fund transferred all of its remaining assets to the Trust.

Operating lease revenues decreased mainly due to the impact of continued run-off and sales of lease assets.

Expenses

Total expenses for the third quarter of 2012 decreased by $158 thousand compared to the prior year period. The 36% net reduction in expenses was primarily a result of decreases in depreciation expense and railcar maintenance costs offset, in part, by an increase in incentive fees payabe to AFS.

The decrease in depreciation expense totaled $135 thousand and was primarily due to an increase in the number of assets that have been fully depreciated since the third quarter of 2011 and the sale of 270 railcars during the third quarter, of which 196 were sold on July 2, 2012. The decrease in railcar maintenance costs totaled $61 thousand and was largely due to continued sales of railcars pursuant to the Fund’s ongoing liquidation.

Partially offsetting the aforementioned decreases in expenses was a $40 thousand increase in incentive fees relative to the distributions accrued at September 30, 2012 which will be paid to Unitholder interests during the fourth quarter of 2012 pursuant to the ongoing liquidation of the Trust.

The nine months ended September 30, 2012 versus the nine months ended September 30, 2011

The Partnership had net income of $5.9 million and $789 thousand for the nine months ended September 30, 2012 and 2011, respectively. The results for the first nine months of 2012 reflect an increase in total revenues coupled with a decrease in total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first nine months of 2012 increased by $4.8 million compared to the prior year period. The increase was a result of an increase in gains recognized on sales of leased assets partially offset by a decline in operating lease revenues.

Gain on sales of lease assets increased by $4.9 million largely due to the volume of equipment sold. The Fund completed the sale of 270 railcars and 45 containers during the first nine months of 2012 as compared to sales of 30 containers and 16 railcars during the prior year period.

Operating lease revenue decreased mainly due to the impact of continued run-off and sales of lease assets.

Expenses

Total expenses for the first nine months of 2012 decreased by $312 thousand compared to the prior year period. The 24% net reduction in expenses was mainly due to a decrease in depreciation expense offset, in part, by increases in railcar maintenance costs and management fees payable to AFS.

Depreciation expense was reduced by $414 thousand, or 69%, largely due to an increase in the number of assets that have been fully depreciated since September 30, 2011 and asset sales and dispositions.

The increase in railcar maintenance expense totaled $71 thousand and was mainly associated with costs of preparing certain railcars for deployment under a new lease term, and higher overall material and labor costs partially offset by the impact of continued sales of railcars as the Fund liquidates its asset portfolio. The increase in incentive fees payable to AFS totaled $32 thousand and was associated with the distributions accrued at September 30, 2012 which will be paid to Unitholder interests during the fourth quarter of 2012 pursuant to the ongoing liquidation of the Trust.

Capital Resources and Liquidity

As of September 30, 2012, the Fund ceased operations and transferred its net assets to the Trust.

Prior to the transfer of net assets, the liquidity of the Partnership varied, increasing to the extent cash flows from leases and proceeds from lease asset sales exceed expenses and decreasing as distributions are made to the partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The primary source of liquidity for the Partnership has been its cash flow from leasing activities and sales of lease assets.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net cash provided by (used in):
Operating activities	$91	$477	$777	$1,104
Investing activities	5,802	10	5,814	214
Financing activities	(6,840)	—	(6,840)	—
Net (decrease) increase in cash and cash equivalents	$(947)	$487	$(249)	$1,318

The three and nine months ended September 30, 2012 versus the three and nine months ended September 30, 2011

During the three and nine months ended September 30, 2012 and 2011, the Partnership’s primary sources of liquidity were cash flows from its portfolio of operating lease contracts and proceeds from lease asset sales. During the same periods, cash was primarily used to pay invoices related to General Partner fees and expenses, and other payables. As of September 30, 2012, the Fund ceased operations and cash totaling $6.8 million was transferred to the Trust.

Distributions

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the second quarter of 1993. A distribution of $6.2 million was accrued at September 30, 2012 and will be paid to Trust Interest Holders during the fourth quarter of 2012 pursuant to the ongoing liquidation of the Trust.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

None.

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

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended September 30, 2012 that have materially affected, or were reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

2.	Other Exhibits

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Dean L. Cash
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Paritosh K. Choksi
32.1	Certification Pursuant to 18U.S.C. section 1350 of Dean L. Cash
32.2	Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2012

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